Form 10QSB
period 2002-03-31
COMMERCIAL EVALUATIONS INC
filed 2002-05-15
CIK 1163429

12

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002
                                                 --------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

                       Commission File Number: 333-75272

                          Commercial Evaluations, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                             88-0477246
 ------------------------------                              -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  2320 Paseo Del Prado, Building B, Suite 205, Las Vegas            89102
          --------------------------------------                  --------
         (Address of principal executive offices)                (Zip Code)

                                 (702) 866-6029
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                   Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 500,000

                          Commercial Evaluations, Inc.



                                Table of Contents


                                                                           Page

PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Accountant's Review Report                                 3

                  Balance Sheets March 31, 2002 (unaudited)                  4

                  Statements of Income For the Three Months Ending
                  March 31, 2002 (unaudited) and For the Period
                  January 1, 2001 to December 31, 2001 and For
                  the Period January 1, 2000 to December 31, 2000
                  and For the Period From June 7, 1994 (Inception)
                  to March 31, 2002 (unaudited)                              5

                  Statements of Cash Flows For the Three Months
                  Ending March 31, 2002 (unaudited) and For the
                  Period January 1, 2001 to December 31, 2001 and
                  For the Period January 1, 2000 to December 31, 2000        6

                  Notes to Financial Statements                              7

          Item 2. Management's Discussion and Plan of Operation              9

PART II - OTHER INFORMATION

          Item 6. Exhibits                                                  11

SIGNATURES                                                                  12

                                [GRAPHIC OMITTED]


                                MARK SHERMAN, CPA
                            316 SOUTH JONES BOULEVARD
                               LAS VEGAS, NV 89107
                    PHONE (702) 645-6318 FAX: (702) 645-1604
--------------------------------------------------------------------------------



                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Commercial Evaluations, Inc.
Las Vegas, Nevada

     I have reviewed the accompanying balance sheet of Commercial Evaluations, Inc. (a Nevada Corporation) as of March 31, 2002, and the related statements of income and stockholders' equity and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Evaluations, Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

     Based on my review, I am not aware of any material modifications that should be made to the accompanying March 31, 2002 financial statements in order for them to be in conformity with generally accepted accounting principals.

     The financial statements for the year ended December 31, 2001, were audited by me and I expressed an unqualified opinion on them in my report dated February 6, 2002, but I have not performed any auditing procedures since that date.


\s\  Mark S. Sherman
------------------------
     Mark S. Sherman


April 30, 2002

                          COMMERCIAL EVALUATIONS, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2002


                                     ASSETS

CURRENT ASSETS
   Cash                                                                $  9,366
   Accounts Receivable                                                      600
   Prepaid Expenses                                                       1,500
                                                                       --------
     TOTAL CURRENT ASSETS                                                11,466

FIXED ASSETS
   Equipment, Furn. & Fixtures, net of accum. depr. of $4,473          $ 17,949

OTHER ASSETS
   Deposits                                                            $  4,306
   Investment in real estate                                             43,500
     TOTAL OTHER ASSETS                                                $ 47,806

                  TOTAL ASSETS                                         $ 77,221
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note Payable                                                        $  1,295
   Current Portion of Long-term debt                                        129
     TOTAL CURRENT LIABILITIES                                         $  1,424

LONG-TERM LIABILITIES
   Note Payable, less current portion                                  $ 42,331

STOCKHOLDERS' EQUITY

   Common Stock, $.001 par value
   Authorized 50,000,000 shares;
   Issued and outstanding at
   March 31, 2002  500,000 shares                                      $    500
   Additional Paid In Capital                                          $ 92,181
   Retained Earnings (Deficit)                                         $(59,215)
                                                                       --------
     TOTAL STOCKHOLDERS' EQUITY                                        $ 33,466
                                                                       --------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                 $ 77,221
                                                                       ========


                 See accompanying notes to financial statements.



                                 COMMERCIAL EVALUATIONS, INC.
                                      STATEMENT OF INCOME


                                                                                 June 7, 1994
                               Jan 1, 2002      Jan 1, 2001      Jan 1, 2000      (Inception)
                                   to               to               to            to March
                               Mar 31, 2002     Dec 31, 2001     Dec 31, 2000      31, 2002
                               ------------     ------------     ------------     -----------
INCOME
Revenue                         $ 168,519        $ 336,373        $  64,119        $ 569,011
                                ---------        ---------        ---------        ---------
TOTAL INCOME                      168,519          336,373           64,119          569,011

EXPENSES
General and Administrative      $(156,926)       $(344,197)       $(121,796)       $(622,919)
                                ---------        ---------        ---------        ---------

Depreciation and Amortization   $  (1,382)       $  (2,697)       $  (1,228)       $  (5,307)
                                ---------        ---------        ---------        ---------
TOTAL EXPENSES                  $(158,308)       $(346,894)       $(123,024)       $(628,226)

                                ---------        ---------        ---------        ---------
NET PROFIT (LOSS)               $  10,211        $ (10,521)       $ (58,905)       $ (59,215)
                                =========        =========        =========        =========

NET PROFIT (LOSS)
PER SHARE                       $    0.02        $    (.02)       $    (.12)       $   (0.12)
                                =========        =========        =========        =========
AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                 500,000          500,000          500,000          500,000
                                =========        =========        =========        =========


                        See accompanying Notes to financial statements.

                                                                                            5



                                 COMMERCIAL EVALUATIONS, INC.
                                    STATEMENT OF CASH FLOWS



                                            Jan 1 2002        Jan 1 2001        Jan 1 2000
                                                to                to                to
                                          March 31, 2002     Dec. 31, 2001     Dec. 31, 2000
                                          --------------     -------------     -------------
Cash flows from operating activities
Net Income (loss)                            $ 10,211          $(10,521)         $(58,905)
Gain (Loss) on Sale of Equipment                 --                --              (2,669)
Depreciation                                    1,382             2,697             1,228
Accounts Receivable dec (inc)                    (600)                0                 0
Prepaid expense increase                            0            (1,500)                0
Other Assets (increase)                        (2,242)           (2,064)                0
Accounts Payable (dec) inc                     (3,236)           (6,063)           10,566
Other current liabilities inc (dec)            (3,352)            6,133                63
Cash flows from Operating activities            2,163           (11,318)          (49,714)

Cash flows from investing activities
Purchase of Equipment                          (4,672)          (15,978)                0
Purchase of Real Estate                             0            (1,000)                0
Cash flows from investing activities           (4,672)          (16,978)                0

Cash flows from financing activities
Principal payment on notes payable               (538)           (2,255)                0
Issuance of common stock                          500
Additional paid-in capital                                        42,681           49,800
Cash flows from financing activities             (538)            40,426           50,000

Net increase (decrease) in Cash                (3,047)            12,130              283
Beginning of Period Cash                       12,413                283                0
                                             --------           --------         --------
End of Period                                $  9,366           $ 12,413         $    283
                                             ========           ========         ========


Supplemental Disclosure of cash flow information:

Purchase of Real Property for $1,000 cash and assumption of notes payable of $42,500.


                       See accompanying Notes to financial statements.

                                                                                            6

                          COMMERCIAL EVALUATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

     The Company was incorporated June 7, 1994 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The corporation was originally organized under the name of ZXS Corporation and on February 29, 2000 changed its name to Commercial Evaluations, Inc.

     The Company's accounting policies and procedures are as follows:

     1.   The Company uses the accrual method of accounting.

     2. Earnings per share are computed using the weighted average number of shares of common stock outstanding.

     3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

     4. The Company depreciates its equipment based on the straight line method over the applicable useful lives of the assets.

     5.   The Company's fiscal year end is December 31st.

NOTE 2 - CASH

     For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2002, December 31, 2001 and December 31, 2000.


NOTE 3 - COMMON STOCK

     On March 9, 2000 500,000 shares of $.001 par value stock was issued in exchange for $50,000.

NOTE 4- BUSINESS AGREEMENT

     The Company has an agreement with a Mortgage funding entity whereby the Company provides mortgage loans to this funding company and the funding company in turn processes and funds the mortgage loans. Substantially all of the revenues generated by the Company are derived from this Mortgage funding entity. Upon the closing of any mortgage loan a loan fee is paid to the Company for the providing of the loan, usually 1% of the loan but it may vary depending on the credit worthiness of the customer.

NOTE 5-LEASE AGREEMENTS

     The Company entered into a 3 year lease of its facilities beginning September 1, 2001. The agreement calls for 5 monthly payments starting with October 1, 2001 at $1,474.40 and then $6,000 to be prorated for the remainder of the lease with (8%) interest. The rent for months 7-12 calls for base rent of $2,228.66 plus the prorated amount. The lease calls for annual increases of 5 cents per square foot.

                          COMMERCIAL EVALUATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE 5-LEASE AGREEMENT (CONT'D)


The future minimum lease commitments are as follows:

         2001-2002                  25,687
         2003                       30,724
         2004                       26,391


On January 28, 2002 the Company entered into a 30 month lease of additional facilities. The agreement calls for 30 monthly payments fixed at $2,242.35 per month.

The future minimum lease commitments are as follows:

         2002                       22,423
         2003                       26,908
         2004                       17,938

NOTE 6-NOTE PAYABLE-REAL ESTATE

On November 15, 2001 the Company purchased a condominium for $1,000 and assumed the existing first and second deed of trust on this property. The purchase price was $43,500 and the notes totaled $43,500 of which the $1,000 was used as a down payment. The first deed of trust assumed was for $35,598.82 at 13% with payments of $400.49 per month until paid in full. The second deed of trust assumed was for $7,901.18 at 13% with payments of $85.60 per month until paid in full. The current portion of long-term debt on this note is $129. On November 20, 2001 the Company entered into an agreement to rent out this property for $600.00 per month. For the three months ended March 31, 2002 and for the year ended December 31, 2001 $1,800.00 and $800.00 respectively worth of rental was collected and included in revenues.

On November 26, 2001 the Company entered into a sale agreement with the existing renter for above said property contingent upon the buyer securing adequate financing. The sale price is $65,500 with an escrow closing date on or before July 31, 2002.

NOTE 7-RECOGNITION OF REVENUE/COMMISSIONS EXPENSE-

An Officer of the Company in his capacity as one of the sales representatives has an agreement with the Company to receive 100% of his commissions related to the loans that he personally closes. Included in revenues for the year ended December 31, 2001 were $146,709 of sales that were also accrued as commissions payable to the Officer.

              Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

     The predecessor company to Commercial Evaluations, Inc., (CEI) was organized as a Nevada corporation as ZXS, Inc. on June 7, 1994. The name was changed on February 29, 2000. We operate as a net branch of a mortgage bank operating under a Nevada exemption, NRS 645E.15(6)(a). Under the net branch agreement with SkoFed Mortgage Funding Corporation, we pay rent or a fee on each loan closed. We are responsible for payment of all costs attributed to the operation and receive a net check at the close of each transaction. Our primary function will be to arrange mortgage loans for consumers for the purchase of residential real estate in the short-term (currently and for the next 12 months). In the long-term, however, wholesale mortgage-banking services, construction lending brokering services and commercial loan brokering services will also be offered.

Results of Operations

     We generated $168,519 in revenues for the three-month period ended March 31, 2002. This continues a trend of generally increasing quarterly mortgage loan closings since June 1, 2000.

     Total operating expenses for the three months ended March 31, 2002 were $158,926. Total operating expenses for the period ended March 31, 2002 were entirely related to general and administrative expenses and depreciation and amortization expense.

     We incurred total general and administrative expenses for the three-month period ended March 31, 2002 totaling $156,926. Our general and administrative expenses were primarily incurred from the cost of operating our office and salaries for our employees. Depreciation expense for the three-month period ended March 31, 2002 was $1,382. This represents depreciation on the assets of the Company.

Future Business

     Market Area: In the short-term (currently and for the next 12 months) we will provide residential loan services to Southern Nevada. According to "Las Vegas Perspective 2001" published by Metropolitan Research Association (MRA), in 2000 there were 523,314 households in our service area. Existing home resales totaled 29,515 with an average sales price of $155,455. There were 20,520 new homes constructed in 2000. New home construction and existing home resales are estimated by management to increase 15% in 2002 on an annualized basis in 2002, although final statistics are not available yet for 2001.

Liquidity and Capital Resources

     Cash at the end of March 31, 2002 was $9,366, which was $3,047 less than cash at the beginning of the period. Minimal office equipment was purchased for new loan officers added during the period. Liquidity is expected to be sufficient to provide for additional equipment. No major expenditures are anticipated. The Board of Directors elected to conduct a secondary offering to raise funds to provide for additional working capital to hire more loan officers and to expand the marketing program. Failure to close our offering will not impact current operations. However, we will not be able to expand as rapidly as desired with the increased mortgage loan closings that would be anticipated with the addition of more loan officers and increased advertising and promotion.

     As at March 31, 2002, we recognized $168,519 in revenue with an operating profit of $10,211. Given our working capital of $10,042 and forecasted expenses, management believes that we will be able to fund ongoing fiscal 2002 operations with cash on hand, however, we will need to begin to generate increasing revenues or raise additional capital to fund our operations to provide for our working capital needs within the next 12 to 24 months.

                           PART II - OTHER INFORMATION


Item 6. Exhibits


    Exhibit
    Number      Name and/or Identification of Exhibit


      3         Articles of Incorporation & By-Laws

                    (a) Articles of Incorporation of the Company filed June 7, 1994. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form SB-2, previously filed with the Commission.

                    (b) By-Laws of the Company adopted February 29, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form SB-2, previously filed with the Commission.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Commercial Evaluations, Inc.
                                            ----------------------------
                                                   (Registrant)




Date: May 14, 2002




                                            By:  /s/  Robert Barcelon
                                               --------------------------------
                                                      Robert Barcelon, President