Form 10QSB
period 2002-06-30
COMMERCIAL EVALUATIONS INC
filed 2002-08-19
CIK 1163429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2002
                                                 -------------

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

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 500,000

                          Commercial Evaluations, Inc.



                                Table of Contents


                                                                            Page

PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Accountant's Review Report                                 3

                  Balance Sheets June 30, 2002 (unaudited)                   4

                  Statements of Income For the Six months Ending
                  June 30, 2002 (unaudited) and For the Period
                  January 1, 2001 to December 31, 2001 and For
                  the Period January 1, 2000 to December 31, 2000
                  and For the Period From June 7, 1994 (Inception)
                  to June 30, 2002 (unaudited)                               5


                  Statement of Stockholders' Equity                          6

                  Statements of Cash Flows For the Six months Ending June 30, 2002 (unaudited) and For the Period January 1, 2001 to December 31, 2001 and For the Period January 1, 2000 to
                  December 31, 2000                                          7

                  Notes to Financial Statements                              8

          Item 2. Management's Discussion and Plan of Operation             10

PART II - OTHER INFORMATION

          Item 6. Exhibits                                                  12

SIGNATURES                                                                  13

                                MARK SHERMAN, CPA
                            316 SOUTH JONES BOULEVARD
                               LAS VEGAS, NV 89107
                    PHONE (702) 645-6318 FAX: (702) 645-1604



                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Commercial Evaluations, Inc.
Las Vegas, Nevada

     I have reviewed the accompanying balance sheet of Commercial Evaluations, Inc. (a Nevada Corporation) as of June 30, 2002, and the related statements of income and stockholders' equity and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Evaluations, Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying June 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principals.

The financial statements for the three months ended June 30, 2001 and the six months ended June 30, 2001 were audited by me and I expressed an unqualified opinion on them in my reports dated August 31, 2001 respectively.



/s/  Mark S. Sherman
-----------------------------
     Mark S. Sherman

August 1, 2002

                          COMMERCIAL EVALUATIONS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS
         Cash                                                          $    681
         Prepaid Expenses                                                 6,192
                                                                       --------
                    TOTAL CURRENT ASSETS                                  6,873

FIXED ASSETS
         Equipment., Furn. & Fixtures,
         net of accum. depr. of $5,855                                 $ 16,585

OTHER ASSETS
         Deposits                                                      $  4,306
         Investment in real estate                                       43,500
           TOTAL OTHER ASSETS                                          $ 47,806

                                        TOTAL ASSETS                   $ 71,264
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                              $ 10,720
         Note payable                                                       918
         Current Portion of Long-term debt                                  134
           TOTAL CURRENT LIABILITIES                                   $ 11,772

LONG-TERM LIABILITIES
         Note Payable, less current portion                            $ 42,226


STOCKHOLDERS' EQUITY
         Common Stock, $.001 par value
         Authorized 50,000,000 shares;
         Issued and outstanding at
         June 30, 2002  500,000 shares                                 $    500

         Additional Paid In Capital                                    $ 92,181

         Retained Earnings (Deficit)                                   ($75,415)
                                                                       --------

         TOTAL STOCKHOLDERS' EQUITY                                    $ 17,266
                                                                       --------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                 $ 71,264
                                                                       ========


                 See accompanying notes to financial statements.



                                 COMMERCIAL EVALUATIONS, INC.
                                      STATEMENT OF INCOME



                                 Three Months Ended         Six Months Ended      June 7, 1994
                                 ------------------         ----------------      (Inception)
                                June 30,     June 30,     June 30,     June 30,    to June 30,
                                 2002          2001         2002         2001         2002
                              (unaudited)   (audited)    (unaudited)  (audited)
INCOME
Revenue                        $ 192,482    $  34,146    $ 360,888    $ 108,312    $ 761,380
                               ---------    ---------    ---------    ---------    ---------
TOTAL INCOME                     192,482       34,146      360,888      108,312      761,380


EXPENSES

Gen and Admin                  $ 207,300    $  48,962    $ 364,113    $ 122,930    $ 830,106
                               ---------    ---------    ---------    ---------    ---------

Depreciation and
Amortization                   $   1,382    $     531    $   2,764    $     957    $   6,689
                               ---------    ---------    ---------    ---------    ---------
TOTAL EXPENSES                 $ 208,682    $  49,493    $ 366,877    $ 123,887    $ 836,795

                               ---------    ---------    ---------    ---------    ---------
NET PROFIT (LOSS)              ($ 16,200)   ($ 15,347)   ($  5,989)   ($ 15,575)   ($ 75,415)
                               =========    =========    =========    =========    =========


NET PROFIT (LOSS)
PER SHARE                      ($   0.03)   ($    .03)   $    (.01)   $    (.03)   ($   0.15)
                               =========    =========    =========    =========    ==========


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                500,000      500,000      500,000      500,000      500,000
                               =========    =========    =========    =========    =========


                        See accompanying notes to financial statements

                                              -3-

                          COMMERCIAL EVALUATIONS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                  Common Stock
                                  ------------
                                   Number                Additional    Retained
                                     of                    Paid In     Earnings
                                   Shares      Amount      Capital     (Deficit)
                                  ---------   ---------   ---------    ---------
Inception 6-7-94
To 12-31-99                              0            0           0           0
                                  ---------   ---------   ---------    ---------
March 9, 2000
Issued for cash                    500,000    $     500   $  49,500        --
Net (Loss), 12-31-00                  --           --          --    ($  58,905)
                                 ---------   ---------   ---------    ---------

Balance Dec. 31, 2000              500,000    $     500   $  49,500   ($ 58,905)


Net (Loss), 3-31-01                   --           --          --     ($    191)
                                 ---------   ---------   ---------    ---------

Balance March 31, 2001             500,000    $     500   $  49,500   ($ 59,096)

Shareholder contributed capital       --           --     $  34,697        --
Net (Loss), 6-30-01                   --           --          --     ($ 15,347)
                                 ---------   ---------   ---------    ---------
Balance June 30, 2001              500,000    $     500   $  84,197   ($ 74,443)

Shareholder contributed capital       --           --         6,635        --

Net loss, 9-30-01                     --           --          --     ($    825)
                                 ---------   ---------   ---------    ---------
Balance September 30, 2001         500,000    $     500   $  90,832   ($ 75,268)

Shareholder contributed capital       --           --     $   1,349        --

Net income, 12-31-01                  --           --          --         5,842
                                 ---------   ---------   ---------    ---------
Balance, December 31, 2001         500,000    $     500   $  92,181   ($ 69,426)

Net loss, 6-30-02                     --           --          --       ( 5,989)
                                 ---------   ---------   ---------    ---------

Balance, June 30, 2002             500,000    $     500   $  92,181   ($ 75,415)


                 See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                             STATEMENT OF CASH FLOWS



                                                       Six Months Ended June 30,
                                                         2002             2001
CASH FLOWS FROM                                       (unaudited)      (audited)
OPERATING ACTIVITIES

Net Income (Loss)                                      ($ 5,989)       ($15,575)

Gain (Loss) on Sale of Equipment                           --              --
Depreciation                                              2,764             957
Prepaid expenses increase                              ($ 4,692)       ($ 1,500)
Other Assets (increase)                                ($ 2,242)       ($   733)
Accounts Payable (dec)inc                              $  7,484        ($ 5,512)
Other Current liabilies inc (dec)                      ($ 4,318)       ($   941)

CASH FLOWS FROM
OPERATING  ACTIVITIES                                  ($ 6,993)       ($23,304)

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of Equipment                                  ($ 4,672)       ($ 3,767)

CASH FLOWS FROM
INVESTING ACTIVITIES                                   ($ 4,672)       ($ 3,767)
 -0-

CASH FLOWS FROM
FINANCING ACTIVITIES

Principal payments on notes payable                    ($    67)       ($ 4,730)
Issuance of common stock
Additional paid-in capital                                 --          $ 34,697

CASH FLOWS FROM
FINANCING ACTIVITIES                                   ($    67)       $ 29,967

Net increase
(decrease) in Cash                                     ($11,732)       $  2,896

Cash
Beginning of Period                                    $ 12,413        $    283
Cash
                                                       --------        --------
End of Period                                          $    681        $  3,179
                                                       ========        ========


Supplemental Disclosure of cash flow information:


                See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002



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

     4. The Company depreciates its equipment based on the straight-line method over the applicable useful lives of the assets.

     5.   The Company's fiscal year end is December 31st.

NOTE 2 - CASH

     For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002 and June 30, 2001.


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

                          COMMERCIAL EVALUATIONS, INC.
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                  June 30, 2002



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

NOTE 6-NOTE PAYABLE-REAL ESTATE

On November 15, 2001 the Company purchased a condominium for $1,000 and assumed the existing first and second deed of trust on this property. The purchase price was $43,500 and the notes totaled $43,500 of which the $1,000 was used as a down payment. The first deed of trust assumed was for $35,598.82 at 13% with payments of $400.49 per month until paid in full. The second deed of trust assumed was for $7,901.18 at 13% with payments of $85.60 per month until paid in full. The current portion of long-term debt on this note is $134. On November 20, 2001 the Company entered into an agreement to rent out this property for $600.00 per month. Rental income included in revenues for the six months ended June 30, 2002 and for the year ended December 31, 2001 of $2,400.00 and $800.00 respectively.

On November 26, 2001 the Company entered into a sale agreement with the existing renter for above said property contingent upon the buyer securing adequate financing. The sale price was $65,500 with an escrow closing date on or before July 31, 2002. As of May 2002 the tenant waived his right to exercise the purchase of the property.

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

Results of Operations

     We generated $360,888 in revenues for the six-month period ended June 30, 2002. This continues a trend of generally increasing quarterly mortgage loan closings since June 1, 2000.

     Total operating expenses for the six months ended June 30, 2002 were $366,877. Total operating expenses for the period ended June 30, 2002 were entirely related to general and administrative expenses and depreciation and amortization expense.

     We incurred total general and administrative expenses for the six-month period ended June 30, 2002 totaling $364,113. Our general and administrative expenses were primarily incurred from the cost of operating our office and salaries for our employees. Depreciation expense for the six-month period ended June 30, 2002 was $2,764. This represents depreciation on the assets of the Company.

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

Liquidity and Capital Resources

     Cash at the end of June 30, 2002 was $681, which was $8,685 less than cash at the beginning of the period. Minimal office equipment was purchased for new loan officers added during the period. Liquidity is expected to be sufficient to provide for additional equipment. No major expenditures are anticipated. The Board of Directors elected to conduct a secondary offering to raise funds to provide for additional working capital to hire more loan officers and to expand the marketing program. Failure to close our offering will not impact current operations. However, we will not be able to expand as rapidly as desired with the increased mortgage loan closings that would be anticipated with the addition of more loan officers and increased advertising and promotion.

     As at June 30, 2002, we recognized $360,888 in revenue with an operating loss of $5,989. Management believes that we will be able to fund ongoing fiscal 2002 operations with cash on hand.

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

       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2     Consent of Mark Sherman, Accountant

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

                                            Commercial Evaluations, Inc.
                                            ----------------------------
                                                   (Registrant)




Date: August 19, 2002




                                            By:  /s/  Robert Barcelon
                                               --------------------------------
                                                      Robert Barcelon, President