Form 10QSB/A
period 2002-06-30
COMMERCIAL EVALUATIONS INC
filed 2002-11-13
CIK 1163429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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


                  Statements of Income for the three and six months ended and inception to June 30, 2002 (unaudited) and for the three and six months ended June 30, 2001(audited) 5



                  Statement of Stockholders' Equity                          6


                  Statements of Cash Flows For the Six months Ending June 30, 2002 (unaudited) and the Six months Ending June 30, 2001
                          (audited) 7


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

                                MARK SHERMAN, CPA
                            316 SOUTH JONES BOULEVARD
                               LAS VEGAS, NV 89107
                    PHONE (702) 645-6318 FAX: (702) 645-1604



                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Commercial Evaluations, Inc.
Las Vegas, Nevada


            I have reviewed the accompanying balance sheet of Commercial Evaluations, Inc. (a Nevada Corporation) as of June 30, 2002 and the related statements of income for the three and six months ended and inception to June 30, 2002, stockholders' equity from inception to June 30, 2002, and cash flows for the six months ended June 30, 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Evaluations, Inc.

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




/s/  Mark S. Sherman
------------------------------
     Mark S. Sherman

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

NOTE 4 - BUSINESS AGREEMENT

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

                                            Commercial Evaluations, Inc.
                                            ----------------------------
                                                   (Registrant)





Date: November 12, 2002





                                            By:  /s/  Robert Barcelon
                                               --------------------------------
                                                      Robert Barcelon, President