Form 10QSB
period 2002-09-30
COMMERCIAL EVALUATIONS INC
filed 2002-11-14
CIK 1163429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 2002
                                                 ------------------

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

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 500,000


                          Commercial Evaluations, Inc.



                                Table of Contents


                                                                            Page

PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Accountant's Review Report                                            3

                  Balance Sheets September 30, 2002 (unaudited)                         4

                  Statements of Income For the Three months Ending September 30,
                  2002 (unaudited) and 2001 (audited), The Nine months Ending
                  September 30, 2002 (unaudited) And 2001 (audited), and for the
                  Period From June 7, 1994 (Inception) to June 30, 2002(unaudited)      5


                               Statement of Stockholders' Equity                        6

                  Statements of Cash Flows For the Nine months
                  Ending September 30, 2002 (unaudited) and For the
                  Period Ending September 30, 2001 (audited)                            7

                  Notes to Financial Statements                                         8

          Item 2. Management's Discussion and Plan of Operation                        10

PART II - OTHER INFORMATION

          Item 6. Exhibits                                                             12

SIGNATURES                                                                             13


                                MARK SHERMAN, CPA
                            316 SOUTH JONES BOULEVARD
                               LAS VEGAS, NV 89107
                    PHONE (702) 645-6318 FAX: (702) 645-1604
--------------------------------------------------------------------------------



                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Commercial Evaluations, Inc.
Las Vegas, Nevada

     I have reviewed the accompanying balance sheet of Commercial Evaluations, Inc. (a Nevada Corporation) as of September 30, 2002, and the related statements of income for the three and nine months ended and inception to September 30, 2002, stockholders' equity from inception to September 30, 2002 and cash flows for the nine months ended September 30, 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Evaluations, Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

     Based on my review, I am not aware of any material modifications that should be made to the accompanying September 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principals.

     The financial statements for the three months ended September 30, 2001 and the nine months ended September 30, 2001 were audited by me and I expressed an unqualified opinion on them in my reports dated October 29, 2001 respectively.


\s\  Mark S. Sherman
------------------------
     Mark S. Sherman


November 14, 2002



                          COMMERCIAL EVALUATIONS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002


                                     ASSETS

CURRENT ASSETS
   Cash                                                                $ 22,775
   TOTAL CURRENT ASSETS                                                  22,775

FIXED ASSETS
   Equipment, Furn. & Fixtures, net of accum. depr. of $7,336          $ 15,104

OTHER ASSETS
   Deposits                                                            $  4,306
   Investment in real estate                                             43,500
     TOTAL OTHER ASSETS                                                $ 47,806

                  TOTAL ASSETS                                         $ 85,685
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                    $ 11,841
   Note Payable                                                             718
   Current Portion of Long-term debt                                        134
     TOTAL CURRENT LIABILITIES                                         $ 12,693

LONG-TERM LIABILITIES
   Note Payable, less current portion                                  $ 42,226

STOCKHOLDERS' EQUITY

   Common Stock, $.001 par value
   Authorized 50,000,000 shares;
   Issued and outstanding at
   September 30, 2002  500,000 shares                                  $    500
   Additional Paid In Capital                                          $ 92,181
   Retained Earnings (Deficit)                                         $(61,915)
                                                                       --------
     TOTAL STOCKHOLDERS' EQUITY                                        $ 30,766
                                                                       --------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                 $ 85,685
                                                                       ========


                 See accompanying notes to financial statements.


                                 COMMERCIAL EVALUATIONS, INC.
                                      STATEMENT OF INCOME

                                                                                     June 7, 1994
                               Three Months Ended             Nine Months Ended      (Inception)
                               Sep 30,    Sep 30,             Sep 30,   Sep 30,       to Sep 30,
                               2002         2001              2002       2001         2002
                             (unaudited) (audited)         (unaudited) (audited)
INCOME
Revenue                       $193,739   $ 89,053          $554,627     $197,365        $955,119
                            ---------- ----------          --------    ---------      ----------
TOTAL INCOME                   193,739     89,053           554,627      197,365         955,119


EXPENSES

Gen and Admin                 $178,757   $ 89,067          $542,871     $211,997      $1,008,864
                            ---------- ----------          --------    ---------      -----------

Depreciation and
Amortization                  $  1,481   $    737          $  4,245     $  1,731      $    8,170
                            ---------- ----------          --------     --------      -----------
TOTAL EXPENSES                $180,238   $ 89,804          $547,116     $213,691      $1,017,014
                            ---------- ----------          --------     --------      -----------
NET PROFIT (LOSS)             $ 13,501    ($  751)         $  7,511     ($16,363)      ($ 61,915)
                            ========== ==========          ========     ========      ===========
NET PROFIT (LOSS)
PER SHARE                      $  0.03      ($.01)            $(.01)       $(.03)         ($0.12)
                            ========== ==========          ========     ========       ==========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING              500,000    500,000           500,000      500,000         500,000
                            ========== ==========          ========     ========       ==========


                                   See accompanying notes to financial statements





                          COMMERCIAL EVALUATIONS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                Nubmer                  Additional   Retained
                                of                      Paid In      Earnings
                                Shares    Amount        Captial      (Deficit)
Inception 6-7-94
To 12-31-99                          0          0                 0           0
                              --------   --------       -----------   ----------
March 9, 2000
Issued for cash
Net (Loss), 12-31-00           500,000       $500           $49,500    ($58,905)
                              --------   --------       -----------   ----------

Balance Dec. 31, 2000          500,000       $500           $49,500    ($58,905)
                              --------   --------       -----------   ----------


Net (Loss), 3-31-01                                                      ($ 191)

Balance March 31, 2001         500,000       $500           $49,500    ($59,096)
                              --------   --------       -----------   ----------

Shareholder contributed capital                             $34,697
Net (Loss), 6-30-01                                                                                               ($15,347)
                              --------   --------       -----------   ----------
Balance June 30, 2001          500,000       $500           $84,197    ($74,443)

Shareholder contributed capital                               6,635

Net loss, 9-30-01                                                       ($  825)
                              --------   --------       -----------   ----------
Balance September 30, 2001     500,000       $500           $90,832    ($75,268)

Shareholder contributed capital                             $ 1,349

Net income, 12-31-01                                                      5,842
                              --------   --------       -----------   ----------
Balance, December 31, 2001     500,000       $500           $92,181   ($ 69,426)

Net income, 9-30-02                                                       7,511
                              --------   --------       -----------   ----------
Balance, September 30, 2002    500,000       $500           $92,181   ($ 61,915)



                 See accompanying notes to financial statements.


                          COMMERCIAL EVALUATIONS, INC.
                             STATEMENT OF CASH FLOWS

                                                              Nine Months Ended
                                                                September 30,
                                                            2002          2001
                                                         (unaudited)   (audited)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Income (Loss)                                           $ 7,511    ($16,363)

Gain (Loss) on Sale of Equipment                                  -           -
Depreciation                                                  4,245       1,731
Prepaid expenses decrease(increase)                         $ 1,500    ($ 2,975)
Other Assets (increase)                                    ($ 2,242)   ($ 2,064)
Accounts Payable increase(decrease)                         $ 8,605    ($10,548)
Other Current liabilities(dec)inc                          ($ 4,300)    $ 3,100

CASH FLOWS FROM
OPERATING  ACTIVITIES                                       $15,319    ($27,119)

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of Equipment                                      ($ 4,690)   ($10,192)

CASH FLOWS FROM
INVESTING ACTIVITIES                                       ($ 4,690)   ($10,192)

                                      -0-

CASH FLOWS FROM
FINANCING ACTIVITIES

Principal payments on notes payable                        ($   267)   ($   867)
Issuance of common stock
Additional paid-in capital                                              $41,332

CASH FLOWS FROM
FINANCING ACTIVITIES                                        ($  267)    $40,465

Net increase
(decrease) in Cash                                          $10,362     $ 3,154

Cash
Beginning of Period                                         $12,413     $   283
Cash
                                                            -------     --------
End of Period                                               $22,775     $  3,437
                                                            =======     ========

               Supplemental Disclosure of cash flow information:


                 See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

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

     5.   The Company's fiscal year end is December 31st.

NOTE 2 - CASH

     For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002 and September 30, 2001.


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

NOTE 5-LEASE AGREEMENTS

     The Company entered into a 3 year lease of its facilities beginning September 1, 2001. The agreement calls for 5 monthly payments starting with October 1, 2001 at $1,474.40 and then $6,000 to be prorated for the remainder of the lease with (8%) interest. The rent for months 7-12 calls for base rent of $2,228.66 plus the prorated amount. The lease calls for annual increases of 5 cents per square foot.
                                                                               8

                          COMMERCIAL EVALUATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002


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

NOTE 6-NOTE PAYABLE-REAL ESTATE

On November 15, 2001 the Company purchased a condominium for $1,000 and assumed the existing first and second deed of trust on this property. The purchase price was $43,500 and the notes totaled $43,500 of which the $1,000 was used as a down payment. The first deed of trust assumed was for $35,598.82 at 13% with payments of $400.49 per month until paid in full. The second deed of trust assumed was for $7,901.18 at 13% with payments of $85.60 per month until paid in full. The current portion of long-term debt on this note is $134. On November 20, 2001 the Company entered into an agreement to rent out this property for $600.00 per month. Rental income included in revenues for the nine months ended September 30, 2002 and for the year ended December 31, 2001 of $2,647.00 and $800.00 respectively.

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

Results of Operations

     We generated $554,627 in revenues for the nine-month period ended September 30, 2002. This continues a trend of generally increasing quarterly mortgage loan closings since June 1, 2000.

     Total operating expenses for the nine months ended September 30, 2002 were $547,116. Total operating expenses for the period ended September 30, 2002 were entirely related to general and administrative expenses and depreciation and amortization expense.

     We incurred total general and administrative expenses for the nine-month period ended September 30, 2002 totaling $542,871. Our general and administrative expenses were primarily incurred from the cost of operating our office and salaries for our employees. Depreciation expense for the nine-month period ended September 30, 2002 was $4,245. This represents depreciation on the assets of the Company.

Future Business

     Market Area: In the short-term (currently and for the next 12 months) we will provide residential loan services to Southern Nevada. According to "Las Vegas Perspective 2001" published by Metropolitan Research Association (MRA), in 2000 there were 523,314 households in our service area. Existing home resales totaled $29,515 with an average sales price of $155,455. There were 20,520 new homes constructed in 2000. New home construction and existing home resales are estimated by management to increase 15% in 2002 on an annualized basis in 2002, although final statistics are not available yet for 2001.

Liquidity and Capital Resources

     Cash at the end of September 30, 2002 was $22,775, which was $22,094 more than cash at the beginning of the period. Minimal office equipment was purchased for new loan officers added during the period. Liquidity is expected to be sufficient to provide for additional equipment. No major expenditures are anticipated. The Board of Directors elected to conduct a secondary offering to raise funds to provide for additional working capital to hire more loan officers and to expand the marketing program. Failure to close our offering will not impact current operations. However, we will not be able to expand as rapidly as desired with the increased mortgage loan closings that would be anticipated with the addition of more loan officers and increased advertising and promotion.

     As of September 30, 2002, we recognized $554,627 in revenue with an operating gain of $7,511. Management believes that we will be able to fund ongoing fiscal 2002 operations with cash on hand, however, we will need to begin to generate increasing revenues or raise additional capital to fund our operations to provide for our working capital needs within the next 12 to 24 months.

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

       99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                            Commercial Evaluations, Inc.
                                            ----------------------------
                                                   (Registrant)




Date: November 14, 2002



                                            By:  /s/  Robert Barcelon
                                               --------------------------------
                                               Robert Barcelon, President

Exhibit 99.1




                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly report of Commercial Evaluations, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Barcelon, President of the Company, certify to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                                            /s/  Robert Barcelon
                                            -----------------------------------
                                                 Robert Barcelon, President
November 14, 2002

                                                                    Exhibit 99.2

                                MARK SHERMAN, CPA
                             316 SOUTH JONES BLVD.,
                               LAS VEGAS, NV 89107
                    Phone (702) 645-6318 Fax: (702) 645-1604
                           Email: MarkSSherman@MSN.com
-------------------------------------------------------------------------------


November 14, 2002


I consent to the use of my report dated November 14, 2002, in the Form 10-QSB, on the financial statements of Commercial Evaluations, Inc., dated September 30, 2002, included herein and to the reference made to me.

Sincerely,


/s/  Mark Sherman
-------------------------------
     Mark Sherman