Form 10KSB
period 2002-12-31
COMMERCIAL EVALUATIONS INC
filed 2003-03-28
CIK 1163429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the year ended December 31, 2002

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file #: 333-75272

                          COMMERCIAL EVALUATIONS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-04777246
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                2320 Paseo Del Prado,
          Bldg. "B", No. 205 Las Vegas, NV                           89121
       --------------------------------------                       -------
      (Address of principal executive offices)                     (Zip Code)

                  Registrant's telephone number: (702) 866-6029

           Securities registered pursuant to Section 12(b) of the Act:

        Common Stock $0.001 Par Value                        NONE
               --------------                       ---------------------
              (Title of Class)                     (Name of Each Exchange
                                                    on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

        Common Stock $0.001 Par Value                       NONE
              --------------                        ---------------------
             (Title of Class)                      (Name of Each Exchange
                                                    on Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes  X  No          (2) Yes  X  No
                                          -----  -----            -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At December 31, 2002 there were 500,000 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

Documents incorporated by reference: None.

                                     PART I

Item 1. Business

Our primary business is to arrange mortgage loans for consumers for the purchase of residential real estate.

The predecessor company to Commercial Evaluations, Inc. (CEI) was organized as a Nevada corporation as ZXS, Inc. on June 7, 1994. The name was changed on February 29, 2000. We operate as a "net branch office" of a mortgage bank operating under a Nevada exemption, Nevada Revised Statutes (NRS) 645E.15(6)(a). A net branch office does not possess its own mortgage license. Under an exclusive net branch agreement with SkoFed Mortgage Funding Corporation, we pay a fee on each loan closed. SkoFed is licensed with the State of Nevada as a primary mortgage company. As a net branch office, we operate under the supervision of SkoFed and is shielded from liabilities associated with being a primary mortgage company, such as the liabilities associated with the approval or disapproval of loans, state and federal audits and the potential for having to repurchase loans (all of which are the responsibility of SkoFed). We may broker any mortgage loans to any lending source in which a brokerage fee would be collected. We cannot enter into any other contracts with wholesale lenders, cannot fund loans from any other source than SkoFed and cannot solicit funds from private investors directly. These activities are reserved for licensed mortgage companies. We are responsible for payment of all costs attributed to the operation and receives a net check at the close of each transaction.

We receive requests for services from realtors in the Las Vegas area. We write up applications for potential home buyers (loan origination). We work with SkoFed and offer them the first right of refusal for funding the loan either as a loan originator or as finder of a loan originator. If SkoFed declines for any reason, we approach wholesale lenders from a list of approximately 50 approved by SkoFed. In either event, SkoFed does not participate in any commissions. If they are the primary lender, they will receive the fees according to the schedule described in this document under Average Loan Fees. If they refuse the loan, and the loan is funded through one of SkoFed's approved wholesale mortgage lenders, they will receive a flat processing fee of $395-$650, depending on the loan.

To date, SkoFed has been a loan originator on approximately 30% of all of our loans with the other 70% brokered through its list of approximately 50 wholesale mortgage lenders. Once a loan originator is engaged, we commence on the loan closing procedures which involve drawing up documents, arranging for an escrow company and working with the escrow company to fund and record the loan for the buyer. However, there are no forward commitment guarantees for any residential mortgage banking services or any other of our services. Should SkoFed or any of its wholesalers decline to fund a loan, we would lose the business. Should SkoFed suffer a material adverse event, we would have to continue with one of its 50 wholesalers or find a substitute loan originator.

We derive 100% of our income from the relationship with SkoFed. At present we have no standby affiliations. However, we believe that a replacement loan originator could be negotiated with in less than 10 business days with minimal disruption of our services.

To date, our mortgage loan applicants have been obtained by (1) the actions of our loan officers and originators, (2) personal contacts through our officers and (3) referrals from previous borrowers. We will also market its loan services by means of direct mail and newspaper advertising.

We plan to continue to provide residential loan services to Southern Nevada. According to "Las Vegas Perspective 2001" published by Metropolitan Research Association (MRA), in 2000 there were 523,314 households in our service area. Existing home resales totaled 29,515 with an average sales price of $155,455. There were 20,520 new homes constructed in 2000. New home construction and existing home resales are estimated by management to have increased 15% on an annualized basis in 2002,


Employees

The Company is run by three directors and officers. The are assisted by a full-time secretary and a full time loan coordinator. At year end, there were 17 loan brokers.

Competition

We are in direct competition with numerous local business entities that provide mortgage banking and brokering services. According to the Nevada Department of Business and Industry/Financial Institution Division, 239 lending institutions are able to compete with our residential loan services. This figure includes all banks, credit unions and mortgage bankers in all of Nevada. The vast majority of mortgage loans are processed by institutions in the immediate area of the home sale. However, it is management's opinion that there are less than 30 consistent competitors for mortgage lending in Southern Nevada.

We face intense competition from the mortgage banking operations of savings & loan and thrift institutions that possess substantially greater financial resources than our company. The competition also has an established share of mortgage banking market, which we believe is increasing. Further, both savings & loan and thrifts have ready access to substantial savings pools available for lending large, multi-store branch systems. Both possess the ability to research and develop new loan products to market through their branch systems.

However, we believe that an unusual mixture of competition and cooperation characterizes the financial services industry. Because of the many types of loan products available in today's marketplace, no individual lending institution specializes in one or, at most, a few loan products.

We work directly with SkoFed approved mortgage bankers, mortgage brokers, and other mortgage originators, making our residential loan services available to their respective sales forces. By taking this overall approach, we believe that we have the ability to lend a broader geographical market area without incurring the expense of numerous branch office facilities, the clerical help in these locations or the direct sales personnel needed to reach a wide segment of the population.

Item 3. Legal Proceedings

None.


Item 4. Submission of Matters to a Vote of Security Holders

None.



PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)Not applicable
          (iv) Not applicable
          (v)  Not applicable
     (2)  (a)  Not applicable

(b)  Holders

     (1)  Title of Class                Number of Record Holders
          Common Stock,                 Approximately 3
          $0.001 Par Value
     (2)  Not applicable

(c)  Dividends

     (1)  There have never been any dividends declared by the Registrant.

     (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Selected Financial Data

                                               Twelve Months Ended December 31,
                                                   2002                 2001
                                                   ----                 ----
Selected Income Statement Data:

Revenues                                         $796,576             $336,373

Net income (loss)                               ($ 12,210)           ($ 10,521)

Net income (loss) per share                     ($   0.02)           ($   0.02)

Weighted shares outstanding                       500,000              500,000

Selected Balance Sheet Data:

Total assets                                     $ 72,526             $ 74,136

Long-term liabilities*                           $ 41,959             $ 41,207

Total liabilities and stockholders'
  equity                                         $ 72,526             $ 74,136

*On January 23, 2003, the Company sold the condominium with which this debt is associated for $50,000 and the buyer assumed the note payable.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

Financials

We generated $796,576 in revenues for the twelve-month period ended December 31, 2002. This continues a trend of generally increasing quarterly mortgage loan closings since June 1, 2000.

Total operating expenses for the twelve months ended December 31, 2002 were $802,699 compared with $346,197 in 2001. Total operating expenses for the period ended December 31, 2002 was $808,786, compared with $346,8942002 were entirely related to general and administrative expenses and depreciation and amortization expense. Operating expenses were almost entirely attributed to general and administrative expenses for the twelve-month period ended December 31, 2002 and the similar 2001 period. These expenses were primarily incurred from the cost of operating our office and salaries for a employees greatly increased number of loan brokers added under contract during the year. Depreciation expense for the twelve-month period ended December 31, 2002 was $4,245. This represents depreciation on the assets of the Company.

Cash on hand as of December 31, 2002 was $4,056 compared with $12,413 the prior year. The decrease in cash was primarily due to the purchase of furniture and equipment for additional loan brokers and for additional office space. Accounts payable increased to $19,022 at December 31, 2003 compared with $3,236 the prior year due to increased mortgage loan activity late in the year. The decrease in cash of $8,357 during 2002 reflects the short delay between increased rent and other expenses for the hiring of additional loan brokers and the actual payment of fees and commission due to Commercial Evaluations.



Item 8. Financial Statements

Financial statements are filed with this report as pages F-1 through F-6.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with accountants on accounting and financial disclosures.


PART III

Item 10. Directors and Executive Officers

The following sets forth the name, age and position held of each director and officer of Commercial Evaluations, Inc.:

Pursuant to the Bylaws, each director shall serve until the annual meeting of the shareholders, or until his or her successor is elected and qualified. The Company's basic philosophy mandates the inclusion of directors who will be representative of management, employees and the minority shareholders of the Company. Directors may only be removed for "cause". The term of office of each officer of the Company is at the pleasure of the Company's board.

Directors are elected for one-year terms in June of each year.

CHAIRMAN OF THE BOARD, DIRECTOR, CHIEF EXECUTIVE OFFICER AND PRESIDENT - ROBERT BARCELON, 49: Responsible for market planning, advertising, public relations, sales promotion, merchandising and training. Has been a lifetime resident of Las Vegas. He has been a full-time loan officer and high producer on a consistent basis. Prior to establishing Commercial Evaluations, Inc., Mr. Barcelon was a loan officer with Family Home Mortgage in Las Vegas from 1995 to 2000. Previously, he was a loan officer with ABC Mortgage of Las Vegas from 1992 to 1995. He was a member of Las Vegas Local 135 Asbestos Workers from 1974 to present. He setup their apprenticeship program, set on joint apprenticeship committee, the executive board, and was involved heavily with contract negotiations between contractors and union.

VICE PRESIDENT OF FINANCE - ROBERT BARCELON, 49: Mr. Barcelon is also responsible for managing the working capital including receivables, cash and marketable securities. He performs financial forecasting including capital budget, cash budget, pro forma financial statements, external financing requirements and financial condition requirements. He directs financial affairs of the organization. He prepares all necessary reports and analysis needed to produce financial statements and budgets. It is expected that this post will be filled by a new hire after the close of this Offering. From 1992 to 1999, Mr. Barcelon was an independent mortgage loan broker. He was President of Las Vegas Local 135 Asbestos Workers from 1983 to 1993.

CHIEF OPERATING OFFICER, SECRETARY - HEATHER CAIN, 30: Ms. Cain was a senior loan processor from 1989 to 1999 with ten years of experience with local mortgage companies and her own firm, Southern Nevada Processing Center. She is experienced in FHA, VA, conventional and sub-prime loans. She has lived in Las Vegas since 1987. She is the wife of Robert Barcelon, married in 1996, but has maintained her maiden name for professional reasons.

CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, DIRECTOR, AND TREASURER - LINDA VELEZ, 42: Ms. Velez is a mortgage loan broker. She has five years in the loan business with Western Mortgage of Las Vegas from 1995 to 2000. Prior to that she was a special education teacher at the University of California, Riverside from 1985 to 1995. She has an undergraduate degree in liberal arts/finance, June 1985, and a master's degree in business management, June 1987, both from UCLA.

OUTSIDE DIRECTOR - ANNE DEAN, 56: Ms. Dean has been a business consultant to new businesses from 1990 to the present. for the past 10 years. She specializes in the documentation of the formation of new incorporations in the State of Nevada and acts as the designated resident agent for corporations as required by Nevada law. Corporations may contract for all of some of the resident agent services: accepting legal notices, office services, banking services, tax filings, corporation filings and similar corporate maintenance activities. For the previous 27 years she was a mining analyst for Anaconda Mining and a project analyst for a similar Company, Peter Keiwitt. These duties included the analysis of filed testing data, economic modeling, risk/reward analysis for drilling programs, contract negotiations with contractors and mineral purchasing companies as well as monitoring of regulatory activities. Ms. Dean received an undergraduate degree in business in 1967 and earned a Ph.D. in business in 1974 from the University of Nebraska, Lincoln.

Item 11. Executive Compensation

All compensation received by Officers of our company is determined from time to time by the Board of Directors. At present there is no compensation for directors. Officers are paid on a commission basis. Robert Barcelon receives 80% of the total fees from SkoFed for his sales. Other members of management receive from 50% (for in-house generated sales leads) up to 80% (for sales based on leads generated by the sales person and on mortgages totaling more than $500,000 in any one month) of the total fees from SkoFed.

Robert Barcelon earned $36,550 in salary in 2002 compared with loan brokerage commissions of $38,125 in 2001. As of April 1, 2002, Mr. Barcelon's compensation switched from straight commission to a salary of $4,300 per month and 80% commission on loans he books. Heather Cain earned $12,500 in commissions in 2002 and $64,764 in commissions in 2001. Linda Velez earned no commissions in 2002 and $5,045 in commissions in 2001.

Heather Cain is compensated for loan processing services for us. Heather Cain is also an employee of SkoFed Mortgage as a Loan Processor. She receives an income from SkoFed, independent of that from Commercial Evaluations.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Capital Contributions

The principal shareholders have contributed $50,000 in capital contributions for their 500,000 shares of stock.

Loans Guaranteed By Principal Stockholder

There are no current or anticipated corporate loans guaranteed by the principal Shareholders.



Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2002, the outstanding shares of common stock of Commercial Evaluations, Inc., owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of the our Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group:

                             Table I - Common Stock
                             ----------------------

Name and Address                     Number of Shares of            Percentage
of Beneficial Owner                  Common Stock Owned(1)(2)      of Ownership
--------------------                 --------------------------    ------------
Class     Owner

COMMON    DESERT PROFESSIONAL
          SERVICES, INC. (1)                  450,000                  90%
          4160 S. Pecos Rd, #20
          Las Vegas, NV 89121

COMMON    LINDA VELEZ                          50,000                  10%
          300 E. Coast Hwy, #93
          Newport Beach, CA 92660

TOTAL OWNED BY THE DIRECTORS AND
OFFICERS AS A GROUP                           500,000                 100%


(1) Desert Professional Services is owned by Anne Dean, Director of Commercial Evaluations, and Robert Barcelon, President and Director of Commercial Evaluations.

(2) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.


PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a)  Financial statements are filed with this report as pages F-1 through F-6.

(b)  Reports on form 8-K

     None

(c)  Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Commercial Evaluations, Inc.

NAME & POSITION

By:  /s/  Robert Barcelon                              Date: March 28, 2003
-------------------------------                        --------------------
          Robert Barcelon
          President

                          COMMERCIAL EVALUATIONS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                          COMMERCIAL EVALUATIONS, INC.

                                DECEMBER 31, 2002

                                    CONTENTS

                                                                          Page

Independent Auditor's Report                                                1

Financial Statements

         Balance Sheet                                                      2

         Statement of Operations                                            3

         Statement of Stockholders' Equity                                  4

         Statement of Cash Flows                                            5

         Notes to Financial Statements                                      6

                   MARK SHERMAN, CPA PROFESSIONAL CORPORATION
                        601 SOUTH RANCHO DRIVE SUITE D-32
                            LAS VEGAS, NV 89106-4827
                    PHONE (702) 645-6318 FAX: (702) 645-1604
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Commercial Evaluations, Inc.
Las Vegas, Nevada

     We have audited the accompanying balance sheet of Commercial Evaluations, Inc. as of inception, December 31, 1999, December 31, 2000, December 31, 2001 and December 31, 2002; and the related statement of operations, stockholders' equity and cash flows from inception through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financials referred to above present fairly, in all material respects, the financial position of Commercial Evaluations, Inc. at December 31, 1999, December 31, 2000, December 31, 2001 and December 31, 2002; and the results of operations and their cash flows for the period ended December 31, 1999, December 31, 2000, December 31, 2001, December 31, 2002 and inception to December 31, 2002 in conformity with generally accepted accounting principles.



                                            /s/  MARK SHERMAN, CPA
                                            ----------------------------------
                                                 MARK SHERMAN, CPA
                                                 PROFESSIONAL CORPORATION

March 11, 2003

                          COMMERCIAL EVALUATIONS, INC.
                                  BALANCE SHEET


                                     ASSETS


                                            As of       As of        As of
                                           12/31/02    12/31/01    12/31/00
                                           --------    --------    ---------
CURRENT ASSETS
         Cash                              $  4,056    $ 12,413    $    283
         Other receivables                 $  1,400    $      0    $      0
         Prepaid Expenses                  $  4,787    $   1,50          -0-
                                           --------    --------    ---------
                    TOTAL CURRENT ASSETS     10,243    $ 13,913         283

FIXED ASSETS
         Equipment., Furn. & Fixtures,
         net of accum. depr. of $9,178     $ 14,977
         net of accum. depr. of $3,091                 $ 14,659
         net of accum. depr. of $1,228                             $  1,378

OTHER ASSETS
         Deposits                          $  3,806    $  2,064    $    -0-
         Investment in real estate           43,500      43,500
           TOTAL OTHER ASSETS              $ 47,306      45,564    $    -0-

                      TOTAL ASSETS         $ 72,526    $ 74,136    $  1,661
                                           ========    ========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                  $ 19,022    $  3,236    $   5,836
         Commissions Payable                    100       4,300         -0-
         Note payable                             0       1,833        4,730
         Current Portion of Lterm debt          400         305         -0-
                                           --------    --------    ---------
           TOTAL CURRENT LIABILITIES       $ 19,522    $  9,674    $  10,566

LONG-TERM LIABILITIES
         Note Pay, less curr. portion      $ 41,959    $ 41,207          -0-

STOCKHOLDERS' EQUITY
         Common Stock, $.001 par value
         Authorized 50,000,000 shares;
         Issued and outstanding at
         Dec 31, 2000, 2001 and 2002,
         500,000 Shares                    $    500    $    500    $     500

         Additional Paid In Capital        $ 92,181    $ 92,181    $  49,500

         Retained Earnings (Deficit)       ($81,636)   ($69,426)   ($58,905)
                                           --------    --------    ---------

         TOTAL STOCKHOLDERS' EQUITY        $ 11,045    $ 23,255    ($ 8,905)
                                           --------    --------    ---------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY     $ 72,526    $ 74,136    $  1,661
                                           ========    ========    =========


                 See accompanying notes to financial statements.



                               COMMERCIAL EVALUATIONS, INC.
                                  STATEMENT OF OPERATIONS


                                                                            June 7, 1994
                                                                             (Inception)
                               Jan 1, 2002     Jan 1, 2001    Jan 1, 2000       to
                                    to             to             to          December
                               Dec 31, 2002    Dec 31, 2001   Dec 31, 2000    31, 2002
                                -----------    -----------    -----------    -----------
INCOME
Revenue                         $   796,576    $   336,373    $    64,119    $ 1,197,068
                                -----------    -----------    -----------    -----------
TOTAL INCOME                        796,576        336,373         64,119      1,197,068


EXPENSES

General and
         Administrative         $   802,699    $   344,197    $   121,796    $ 1,268,692
                                -----------    -----------    -----------    -----------

Depreciation and Amortization   $     6,087    $     2,697    $     1,228    $    10,012
                                -----------    -----------    -----------    -----------
TOTAL EXPENSES                  $   808,786    $   346,894    $   123,024    $ 1,278,704

                                -----------    -----------    -----------    -----------
NET PROFIT (LOSS)               ($   12,210)   ($   10,521)   $    58,905)   ($   81,636)
                                ===========    ===========    ===========    ===========


NET PROFIT (LOSS)
PER SHARE                       ($     0.02)   ($      .02)   ($      .12)   ($     0.16)
                                ===========    ===========    ===========    ===========


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                   500,000        500,000        500,000        500,000
                                ===========    ===========    ===========    ===========


                      See accompanying notes to financial statements

                                            -3-

                          COMMERCIAL EVALUATIONS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                      Common Stock
                                      ------------
                                       Number              Additional  Retained
                                         of                 Paid In    Earnings
                                       Shares     Amount    Capital    (Deficit)
                                      --------   --------   --------   --------
Inception 6-7-94
To 12-31-99                                  0          0          0          0
                                      --------   --------   --------   --------

March 9, 2000
Issued for cash                        500,000   $    500   $ 49,500       --
Net (Loss), 12-31-00                      --         --         --     ($58,905)
                                      --------   --------   --------   --------

Balance Dec. 31, 2000                  500,000   $    500   $ 49,500   ($58,905)


Net (Loss), 3-31-01                       --         --         --     ($   191)
                                      --------   --------   --------   --------
Balance March 31, 2001                 500,000   $    500   $ 49,500   ($59,096)

Shareholder contributed capital           --         --     $ 34,697       --
   net (Loss), 6-30-01                    --         --         --     ($15,347)
                                      --------   --------   --------   --------
Balance June 30, 2001                  500,000   $    500   $ 84,197   ($74,443)

Shareholder contributed capital           --         --        6,635       --

Net loss, 9-30-01                         --         --         --     ($   825)
                                      --------   --------   --------   --------
Balance September 30, 2001             500,000   $    500   $ 90,832   ($75,268)

Shareholder contributed capital           --         --     $  1,349       --

Net income, 12-31-01                      --         --         --        5,842
                                      --------   --------   --------   --------
Balance, December 31, 2001             500,000   $    500   $ 92,181   ($69,426)

Net loss, 12-31-02                        --         --         --     ($12,210)
                                      --------   --------   --------   --------
Balance, December 31, 2002             500,000   $    500   $ 92,181   ($81,636)


                 See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                             STATEMENT OF CASH FLOWS



                                     Jan 1, 2001     Jan 1, 2001     Jan 1, 2000
                                       to Dec          to Dec          to Dec
                                      31, 2002        31, 2001        31, 2000
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                     ($12,210)        ($10,521)      ($58,905)

Gain (Loss) on Sale of Equipment          --               --         (  2,669)
Depreciation                             6,087            2,697          1,228
Accounts Receivable dec(inc)          ($ 1,400)               0              0
Prepaid expenses increase             ($ 3,287)        ($ 1,500)             0
Other Assets increase                 ($ 1,742)        ($ 2,064)             0
Accounts Payable (dec)inc             $ 15,786         ($ 6,063)        10,566

Other Current liabilies inc (dec)     (  4,525)           6,133             63

CASH FLOWS FROM
OPERATING  ACTIVITIES                 ($ 1,291)        ($11,318)      ($49,717)

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of Equipment                 ($ 6,406)        ($15,978)             0
Purchase of Real Estate                   --           (  1,000)          --

CASH FLOWS FROM
INVESTING ACTIVITIES                  ($ 6,406)        ($16,978)             0

CASH FLOWS FROM
FINANCING ACTIVITIES

Principal payments on notes payable   ($   660)        ( $2,255)             0
Issuance of common stock                   --              --              500
Additional paid-in capital                   0         $ 42,681       $ 49,500

CASH FLOWS FROM
FINANCING ACTIVITIES                  ($   660)        $ 40,426       $ 50,000

Net increase
(decrease) in Cash                    ($ 8,357)        $ 12,130       $    283

Cash
Beginning of Period                   $ 12,413         $    283       $      0
Cash
                                      --------         --------       --------
End of Period                         $  4,056         $ 12,413       $    283
                                      ========         ========       ========

Supplemental Disclosure of cash flow information:

Purchase of Real Property for $1,000 cash and assumption of notes payable of $42,500.


                 See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

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

     5.   The Company's fiscal year end is December 31st.

NOTE 2 - CASH

     For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002, December 31, 2001 and December 31, 2000.


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

                          COMMERCIAL EVALUATIONS, INC.
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                December 31, 2002

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

     NOTE 6-NOTE PAYABLE-REAL ESTATE

     On November 15, 2001 the Company purchased a condominium for $1,000 and assumed the existing first and second deed of trust on this property. The purchase price was $43,500 and the notes totaled $43,500 of which the $1,000 was used as a down payment. The first deed of trust assumed was for $35,598.82 at 13% with payments of $400.49 per month until paid in full. The second deed of trust assumed was for $7,901.18 at 13% with payments of $85.60 per month until paid in full. The current portion of long-term debt on this note is $400. On November 20, 2001 the Company entered into an agreement to rent out this property for $600.00 per month. For the year ended December 31, 2002 $2,647 worth of rental was collected and included in revenues.


     NOTE 7-RECOGNITION OF REVENUE/COMMISSIONS EXPENSE

     An Officer of the Company in his capacity as one of the sales representatives has an agreement with the Company to receive 100% of his commissions related to the loans that he personally closes. Included in revenues for the years ended December 31, 2001 and 2002 were $146,709 and $7,100 respectively of sales that were also accrued as commissions payable to the Officer.

     NOTE 8 - SUBSEQUENT EVENT

     On January 23, 2003, the Company sold the condominium indicated in Note 6 for $50,000. The buyer assumed the notes payable.