Form 10QSB
period 2003-03-31
COMMERCIAL EVALUATIONS INC
filed 2003-05-14
CIK 1163429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the quarter ended March 31, 2003

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file #: 333-75272

                          COMMERCIAL EVALUATIONS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-04777246
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

2320 Paseo Del Prado, Bldg. "B", No. 205 Las Vegas, NV                 89121
      --------------------------------------                          --------
     (Address of principal executive offices)                        (Zip Code)

                  Registrant's telephone number: (702) 866-6029

           Securities registered pursuant to Section 12(b) of the Act:

        Common Stock $0.01 Par Value                        NONE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB.

At March 31, 2003 there were 500,000 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

To date, our mortgage loan applicants have been obtained by (1) the actions of our loan officers and originators, (2) personal contacts through our officers
(3) referrals from previous borrowers. We will also market its loan and services by means of direct mail and newspaper advertising.

We plan to continue to provide residential loan services to Southern Nevada. According to "Las Vegas Perspective 2001" published by Metropolitan Research Association (MRA), in 2000 there were 523,314 households in our service area. Existing home resales totaled 29,515 with an average sales price of $155,455. There were 20,520 new homes constructed in 2000. New home construction and existing home resales are estimated by management to have increased 15% on an annualized basis in 2002. Statistics are not yet available for 2003.

Employees

The Company is run by three directors and officers. The are assuted by three clerical workers and a manager. At the end of the first quarter, there were 14 loan brokers.

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

PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)Not applicable
          (iv) Not applicable
          (v)  Not applicable
     (2)  (a)  Not applicable

(b)  Holders

     (1)  Title of Class                Number of Record Holders
          Common Stock,                            3
          $0.01 Par Value
     (2)  Not applicable

(c)  Dividends

     (1) There have never been any dividends declared by the Registrant. (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Selected Financial Data

                                                  Three Months Ended March 31,
                                                    2003                2002
                                                    ----                ----
Selected Income Statement Data:

Revenues                                         $287,995             $168,519

Net profit                                       $ 18,968             $ 10,211

Net profit per share                             $   0.04             $   0.02

Weighted shares outstanding                       500,000              500,000



Selected Balance Sheet Data:

Total assets                                     $ 43,914

Long-term liabilities                            $      0

Total liabilities and stockholders'
  equity                                         $ 43,914

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

We generated $287,995 in revenues for the three-month period ended March 31, 2003 compared with $168,519 in the prior year's first quarter. This continues a trend of generally increasing quarterly mortgage loan closings since June 1, 2000.

Total operating expenses for the three months ended March 31, 2003 were $269,027 compared with $158,308 in the first quarter of the prior year and were entirely related to general and administrative expenses and depreciation and amortization expense. Operating expenses were almost entirely attributed to general and administrative expenses for the three-month period ended March 31, 2003 and the similar 2002 period. These expenses were primarily incurred from the cost of operating our office and salaries for employees and a greatly increased number of loan brokers compared with the prior year's period. Depreciation expense for the three-month period ended March 31, 2003 was $2,146 compared with $1,382 in the prior year's first quarter. This represents depreciation on the assets of the Company.

Cash on hand as of March 31, 2003 was $21,715 compared with $9,366 the prior year's first quarter. The increase in cash was primarily due to increased mortgage loan closings. Accounts payable are 12,284 which is roughly comparable to the accounts payable in the previous year's first quarter.


Item 8. Financial Statements

Financial statements are filed with this report as pages F-1 through F-5.


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

CHAIRMAN OF THE BOARD, DIRECTOR, CHIEF EXECUTIVE OFFICER AND PRESIDENT - ROBERT BARCELON, 51: Responsible for market planning, advertising, public relations, sales promotion, merchandising and training. Has been a lifetime resident of Las Vegas. He has been a full-time loan officer and high producer on a consistent basis. Prior to establishing Commercial Evaluations, Inc., Mr. Barcelon was a loan officer with Family Home Mortgage in Las Vegas from 1995 to 2000. Previously, he was a loan officer with ABC Mortgage of Las Vegas from 1992 to 1995. He was a member of Las Vegas Local 135 Asbestos Workers from 1974 to present. He setup their apprenticeship program, set on joint apprenticeship committee, the executive board, and was involved heavily with contract negotiations between contractors and union.

VICE PRESIDENT OF FINANCE - ROBERT BARCELON, 51: Mr. Barcelon is also responsible for managing the working capital including receivables, cash and marketable securities. He performs financial forecasting including capital budget, cash budget, pro forma financial statements, external financing requirements and financial condition requirements. He directs financial affairs of the organization. He prepares all necessary reports and analysis needed to produce financial statements and budgets. It is expected that this post will be filled by a new hire after the close of this Offering. From 1992 to 1999, Mr. Barcelon was an independent mortgage loan broker. He was President of Las Vegas Local 135 Asbestos Workers from 1983 to 1993.

CHIEF OPERATING OFFICER, SECRETARY - HEATHER CAIN, 31: Ms. Cain was a senior loan processor from 1989 to 1999 with ten years of experience with local mortgage companies and her own firm, Southern Nevada Processing Center. She is experienced in FHA, VA, conventional and sub-prime loans. She has lived in Las Vegas since 1987. She is the wife of Robert Barcelon, married in 1996, but has maintained her maiden name for professional reasons.

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

Robert Barcelon earned $12,900 in salary in the first quarter of 2003 compared with no loan brokerage commissions or salary in the first quarter of 2002. As of April 1, 2002, Mr. Barcelon's compensation switched from straight commission to a salary of $4,300 per month and 80% commission on loans he books. Heather Cain earned $2,150 in commissions in the first quarter of 2003 and $1,500 in commissions in the first quarter of 2002. Linda Velez earned no commissions in the first quarter of 2003 and no commissions in the first quarter of 2002.

Heather Cain is compensated for loan processing services for us. Heather Cain is also an employee of SkoFed Mortgage as a Loan Processor. She receives and income from SkoFed, independent of that from Commercial Evaluations.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2003, the outstanding shares of common stock of Commercial Evaluations, Inc., owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of the our Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group:


                             Table I - Common Stock
                             ----------------------
                                                                      Percentage
Name and Address                          Number of Shares of             of
of Beneficial Owner                       Common Stock Owned(1)(2)     Ownership
--------------------                      ------------------------    ----------
Class             Owner

COMMON            DESERT PROFESSIONAL
                  SERVICES, INC. (1)             450,000                  90%
                  4160 S. Pecos Rd, #20
                  Las Vegas, NV 89121

COMMON            LINDA VELEZ                     50,000                  10%
                  300 E. Coast Hwy, #93
                  Newport Beach, CA 92660

TOTAL OWNED BY THE DIRECTORS AND
OFFICERS AS A GROUP                              500,000                 100%


(1) Desert Professional Services is owned by Anne Dean, Director of Commercial and Robert Barcelon President and Director of Commercial Evaluations.

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

(b) Reports on form 8-K

     None

(c)  Exhibits

     99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Acting CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002





SIGNATURES



Commercial Evaluations, Inc.

By:  /s/  Robert Barcelon                   Date: May 13, 2003
-----------------------------                     ------------
          Robert Barcelon
          Chief Executive Officer, President

                                 CERTIFICATIONS


Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:


I, Robert Barcelon, Chief Executive Officer of Commercial Evaluations, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Commercial Evaluations, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I, as the registrant's other certifying officer, and as Chief Executive Officer, am in a position responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report conclusions, as holder of both positions, about the effectiveness of the disclosure controls and procedures based on my evaluation, as holder of both positions, as of the Evaluation Date;

5. As the registrant's other certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I, as the registrant's other certifying officer, have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003
                                            /s/  Robert Barcelon
                                            ----------------------------------
                                                 Robert Barchelon
                                                 Chief Executive Officer and
                                                 President

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

I, Robert Barcelon, temporarily acting as Chief Financial Officer of Commercial Evaluations, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Commercial Evaluations, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I, as the registrant's other certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I, acting as the registrant's other certifying officer, have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Acting as the registrant's other certifying officer, I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
                                            /s/  Robert Barcelon
                                            ----------------------------------
                                                 Robet Barcelon
                                                 Acting Chief Financial Officer

                          COMMERCIAL EVALUATIONS, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                          COMMERCIAL EVALUATIONS, INC.

                                 MARCH 31, 2003

                                    CONTENTS

                                                                           Page
                                                                           ----

Accountant's Review Report                                                 F-1

Financial Statements

         Balance Sheet                                                     F-2

         Statement of Operations                                           F-3

         Statement of Stockholders' Equity                                 F-4

         Statement of Cash Flows                                           F-5

         Notes to Financial Statements                                     F-6

                       MARK SHERMAN CPA PROFESSIONAL CORP.
                        601 SOUTH RANCHO DRIVE SUITE D-32
                            LAS VEGAS, NV 89106-4827
                    PHONE (702) 645-6318 FAX: (702) 645-1604

--------------------------------------------------------------------------------


                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Commercial Evaluations, Inc.
Las Vegas, Nevada

     I have reviewed the accompanying balance sheet of Commercial Evaluations, Inc. (a Nevada Corporation) as of March 31, 2003 and the related statements of income for the three months ended and inception to March 31, 2003, stockholders' equity from inception to March 31, 2003, and cash flows for the three months ended March 31, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Evaluations, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying March 31, 2003 financial statements in order for them to be in conformity with generally accepted accounting principals.




/s/  Mark S. Sherman
------------------------
     Mark S. Sherman


May 13, 2003

                          COMMERCIAL EVALUATIONS, INC.
                                  BALANCE SHEET
                                 March 31, 2003
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS
         Cash                                                     $ 21,715
         Prepaid Expenses                                            5,062
 TOTAL CURRENT ASSETS                                               26,777

FIXED ASSETS
         Equipment., Furn. & Fixtures, net of accum
           depr.of $11,324                                        $ 12,831

OTHER ASSETS
         Deposits                                                    4,306

                            TOTAL OTHER ASSETS                       4,306

                                        TOTAL ASSETS              $ 43,914
                                                                  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                         $ 12,284
         Other accrued liabilities                                   1,617
           TOTAL CURRENT LIABILITIES                                13,901

LONG-TERM LIABILITIES                                                    0



STOCKHOLDERS' EQUITY
         Common Stock, $.001 par value
         Authorized 50,000,000 shares;
         Issued and outstanding at
         March 31,2003  500,000 shares                                 500

         Additional Paid In Capital                                 92,181

         Retained Earnings (Deficit)                               (62,668)
                                                                  --------

         TOTAL STOCKHOLDERS' EQUITY                                 30,013

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                            $ 43,914
                                                                  ========


                 See accompanying notes to financial statements

                          COMMERCIAL EVALUATIONS, INC.
                               STATEMENT OF INCOME



                                                                 June 7, 1994
                                          Three Months Ended      (Inception)
                                         Mar 31,      Mar 31,     to Mar 31,
                                          2003         2002         2003
                                       (unaudited)  (unaudited)
INCOME
Revenue                                $  287,995   $  168,519    $1,485,063
                                       ----------   ----------    ----------
TOTAL INCOME                              287,995      168,519     1,485,063


EXPENSES

Gen and Admin                          $  266,881   $  156,926    $1,535,573
                                       ----------   ----------    ----------

Depreciation and
Amortization                           $    2,146   $    1,382    $   12,158
                                       ----------   ----------    ----------
TOTAL EXPENSES                         $  269,027   $  158,308    $1,547,731

                                       ----------   ----------    ----------
NET PROFIT (LOSS)                      $   18,968   $   10,211   ($  62,668)
                                       ==========   ==========    ==========


NET PROFIT (LOSS)
PER SHARE                              $     0.04   $      .02    ($    0.12)
                                       ==========   ==========    ==========


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                         500,000      500,000       500,000
                                       ==========   ==========    ==========


                 See accompanying notes to financial statements

                          COMMERCIAL EVALUATIONS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                 Common Stock
                                 ------------
                                   Number                Additional   Retained
                                     of                    Paid In    Earnings
                                   Shares      Amount      Capital    (Deficit)
                                 ---------    ---------   ---------   ---------
Inception 6-7-94
To 12-31-99                              0            0           0           0
                                 ---------    ---------   ---------   ---------
March 9, 2000
Issued for cash                    500,000    $     500   $  49,500
Net (Loss), 12-31-00                                                  ($ 58,905)
                                 ---------    ---------   ---------   ---------
Balance Dec. 31, 2000              500,000    $     500   $  49,500   ($ 58,905)


Net (Loss), 3-31-01                                                   ($    191)
                                 ---------    ---------   ---------   ---------
Balance March 31, 2001             500,000    $     500   $  49,500   ($ 59,096)

Shareholder contributed capital                           $  34,697
Net (Loss), 6-30-01                                                   ($ 15,347)
                                 ---------    ---------   ---------   ---------
Balance June 30, 2001              500,000    $     500   $  84,197   ($ 74,443)

Shareholder contributed capital                               6,635

Net loss, 9-30-01                                                     ($    825)
                                 ---------    ---------   ---------   ---------
Balance September 30, 2001         500,000    $     500   $  90,832   ($ 75,268)

Shareholder contributed capital                           $   1,349

Net income, 12-31-01                                                      5,842
                                 ---------    ---------   ---------   ---------
Balance, December 31, 2001         500,000    $     500   $  92,181   ($ 69,426)

Net loss, 12-31-02                                                    ($ 12,210)
                                 ---------    ---------   ---------   ---------
Balance, December 31, 2002         500,000    $     500   $  92,181   $  81,636)

Net income, 3-31-03                                                   $  18,968
                                 ---------    ---------   ---------   ---------
Balance, March 31, 2003            500,000    $     500   $  92,181   $  62,668


                 See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                             STATEMENT OF CASH FLOWS



                                                    Three Months Ended March 31,
                                                      2003             2002
CASH FLOWS FROM                                    (unaudited)       (unaudited)
OPERATING ACTIVITIES

Net Income                                            $18,968          $10,211

Gain (Loss) on Sale of Real Estate                   (    999)            --
Depreciation                                            2,146            1,382
Accounts Receivable dec (inc)                           1,400          (   600)
Prepaid expenses decrease(increase)                  (    275)               0
Other Assets (increase)                              (    500)         ( 2,242)
Accounts Payable increase(decrease)                  (  6,738)         ( 3,236)
Other Current liabilities(dec)inc                       1,518          ( 3,352)

CASH FLOWS FROM
OPERATING  ACTIVITIES                                  15,520            2,163

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of Equipment                                       0          ( 4,672)
Proceeds from sale of real estate                       2,262

CASH FLOWS FROM
INVESTING ACTIVITIES                                    2,262          ( 4,672)


CASH FLOWS FROM
FINANCING ACTIVITIES

Principal payments on notes payable                  (    123)         (   538)

CASH FLOWS FROM
FINANCING ACTIVITIES                                 (    123)         (   538)

Net increase
(decrease) in Cash                                     17,659          ( 3,047)

Cash
Beginning of Period                                     4,056          $12,413
Cash
                                                      -------          -------
End of Period                                         $21,715          $ 9,366
                                                      =======          =======

Supplemental Disclosure of cash flow information:


                 See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003


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

NOTE 2 - CASH

     For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2003

NOTE 3 - COMMON STOCK

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

                          COMMERCIAL EVALUATIONS, INC.
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                 March 31, 2003


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

NOTE 6-NOTE PAYABLE-REAL ESTATE

On November 15, 2001 the Company purchased a condominium for $1,000 and assumed the existing first and second deed of trust on this property. The purchase price was $43,500 and the notes totaled $43,500 of which the $1,000 was used as a down payment. The first deed of trust assumed was for $35,598.82 at 13% with payments of $400.49 per month until paid in full. The second deed of trust assumed was for $7,901.18 at 13% with payments of $85.60 per month until paid in full. In January of 2003, the Company sold the property at a loss of 999.