Form 10QSB
period 2003-06-30
COMMERCIAL EVALUATIONS INC
filed 2003-08-13
CIK 1163429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       For the quarter ended June 30, 2003

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

At June 30, 2003 there were 500,000 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

To date, SkoFed has been a loan originator on approximately 5% of all of our loans with the other 95% brokered through its list of approximately 50 wholesale mortgage lenders. Once a loan originator is engaged, we commence on the loan closing procedures which involve drawing up documents, arranging for an escrow company and working with the escrow company to fund and record the loan for the buyer. However, there are no forward commitment guarantees for any residential mortgage banking services or any other of our services. Should SkoFed or any of its wholesalers decline to fund a loan, we would lose the business. Should SkoFed suffer a material adverse event, we would have to continue with one of its 50 wholesalers or find a substitute loan originator.

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


Employees

The Company is run by three directors and officers. They are assisted by two clerical workers and a manager. At the end of the second quarter, there were 30 loan brokers.

Competition

Competition: We are in direct competition with numerous local business entities that provide mortgage banking and brokering services. According to the Nevada Department of Business and Industry/Financial Institution Division, 239 lending institutions are able to compete with our residential loan services. This figure includes all banks, credit unions and mortgage bankers in all of Nevada. The vast majority of mortgage loans are processed by institutions in the immediate area of the home sale. However, it is management's opinion that there are less than 30 consistent competitors for mortgage lending in Southern Nevada.

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



PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)Not applicable
          (iv) Not applicable
          (v)  Not applicable
     (2)  (a)  Not applicable

(b)  Holders

     (1)  Title of Class                Number of Record Holders
          Common Stock,                 Approximately 3
          $0.01 Par Value
     (2)  Not applicable

(c)  Dividends

     (1)  There have never been any dividends declared by the Registrant.
     (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Selected Financial Data

                                                   Three Months Ended June 30,
                                                    2003                2002
                                                    ----                ----
Selected Income Statement Data:

Revenues                                         $317,461             $192,482

Net profit (loss)                                $ 11,969            ($ 16,200)

Net profit (loss) per share                      $   0.02            ($   0.03)

Weighted shares outstanding                       500,000              500,000


                                                    Six Months Ended June 30,
                                                    2003                2002
                                                    ----                ----
Selected Income Statement Data:

Revenues                                         $605,456             $360,888

Net profit (loss)                                $ 30,937            ($  5,989)

Net profit (loss) per share                      $   0.06            ($   0.01)

Weighted shares outstanding                       500,000              500,000


Selected Balance Sheet Data:

Total assets                                     $ 56,817

Long-term liabilities                            $      0

Total stockholders' equity                       $ 41,982

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

Second Quarter Ended June 30, 2003

We generated $317,461 in revenues for the three-month period ended June 30, 2003 compared with $192,482 in the prior year's second quarter. This continues a trend of generally increasing quarterly mortgage loan closings since June 1, 2000.

Total operating expenses for the three months ended June 30, 2003 were $305,492 compared with $208,682 in the second quarter of the prior year and were entirely related to general and administrative expenses and depreciation and amortization expense. Operating expenses were almost entirely attributed to general and administrative expenses for the three-month period ended June 30, 2003 and the similar 2002 period. These expenses were primarily incurred from the cost of operating our office and salaries for employees and a greatly increased number of loan brokers compared with the prior year's period. Depreciation expense for the three-month period ended June 30, 2003 was $1,544 compared with $1,382 in the prior year's second quarter. This represents depreciation on the assets of the Company.

Six Months Ended June 30, 2003

We generated $605,456 in revenues for the six-month period ended June 30, 2003 compared with $360,888 in the prior year's first half.

Total operating expenses for the six months ended June 30, 2003 were $574,519 compared with $366,877 in the first half of the prior year and were entirely related to general and administrative expenses and depreciation and amortization expense. Operating expenses were almost entirely attributed to general and administrative expenses for the six-month period ended June 30, 2003 and the similar 2002 period. These expenses were primarily incurred from the cost of operating our office and salaries for employees and agreatly increased number of loan brokers compared with the prior year's period. Depreciation expense for the six-month period ended June 30, 2003 was $3,690 compared with $2,764 in the prior year's first six months. This represents depreciation on the assets of the Company.


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

CHIEF OPERATING OFFICER, SECRETARY - HEATHER CAIN, 32: Ms. Cain was a senior loan processor from 1989 to 1999 with ten years of experience with local mortgage companies and her own firm, Southern Nevada Processing Center. She is experienced in FHA, VA, conventional and sub-prime loans. She has lived in Las Vegas since 1987. She is the wife of Robert Barcelon, married in 1996, but has maintained her maiden name for professional reasons.

PRINCIPAL ACCOUNTING OFFICER, DIRECTOR, AND TREASURER - LINDA VELEZ, 43: Ms. Velez is a mortgage loan broker. She has five years in the loan business with Western Mortgage of Las Vegas from 1995 to 2000. Prior to that she was a special education teacher at the University of California, Riverside from 1985 to 1995. She has an undergraduate degree in liberal arts/finance, June 1985, and a master's degree in business management, June 1987, both from UCLA.

OUTSIDE DIRECTOR - ANNE DEAN, 57: Ms. Dean has been a business consultant to new businesses from 1990 to the present. For the past 10 years she has specialized in the documentation of the formation of new incorporations in the State of Nevada and acts as the designated resident agent for corporations as required by Nevada law. Corporations may contract for all of some of the resident agent services: accepting legal notices, office services, banking services, tax filings, corporation filings and similar corporate maintenance activities. For the previous 27 years she was a mining analyst for Anaconda Mining and a project analyst for a similar Company, Peter Keiwitt. These duties included the analysis of filed testing data, economic modeling, risk/reward analysis for drilling programs, contract negotiations with contractors and mineral purchasing companies as well as monitoring of regulatory activities. Ms. Dean received an undergraduate degree in business in 1967 and earned a Ph.D. in business in 1974 from the University of Nebraska, Lincoln.


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

Robert Barcelon earned $12,900 in salary and commissions in the second quarter of 2003 compared with $17,200 in loan brokerage commissions and salary in the second quarter of 2002. On April 1, 2002, Mr. Barcelon's compensation switched from straight commission to a salary of $4,300 per month and 80% commission on loans he books. As of the July 1, 2003, Mr. Barcelon's salary was increased to $8,300 per month. Heather Cain earned $0 in commissions in the second quarter of 2003 and $4,100 in commissions in the second quarter of 2002. Linda Velez earned $0 commissions in the second quarter of 2003 and $0 commissions in the second quarter of 2002.

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

Loans Guaranteed by Principals

None.

Related Party Transactions

On April 7, 2003 the Board of Directors approved a $35,000 loan to President Robert Barcelon. The 24-month loan bears an interest rate of 6%. As of June 30, 2003, $33,000 was owed with accrued interest of $249.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2003, the outstanding shares of common stock of Commercial Evaluations, Inc., owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of the our Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group:

                             Table I - Common Stock
                             ----------------------

Name and Address                     Number of Shares of           Percentage
of Beneficial Owner                  Common Stock Owned(1)(2)      of Ownership
--------------------                 -------------------------     ------------
Class         Owner

COMMON        DESERT PROFESSIONAL
              SERVICES, INC. (1)         450,000                       90%
              4160 S. Pecos Rd, #20
              Las Vegas, NV 89121

COMMON        LINDA VELEZ                 50,000                       10%
              300 E. Coast Hwy, #93
              Newport Beach, CA 92660

TOTAL OWNED BY THE DIRECTORS AND
OFFICERS AS A GROUP                      500,000                      100%


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

(b)  Reports on form 8-K

     None

(c)  Exhibits

     99.1 Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES



Commercial Evaluations, Inc.

NAME & POSITION

By:  /s/  Robert Barcelon                              Date: August 12, 2003
   -------------------------------                     ---------------------
          Robert Barcelon
          Chief Executive Officer, President
          And as Acting Chief Financial Officer

                          COMMERCIAL EVALUATIONS, INC.

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                             COMMERCIAL EVALUATIONS, INC.

                                  JUNE 30, 2003

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

         Notes to Financial Statements                                       F-6

                       MARK SHERMAN CPA PROFESSIONAL CORP.
                        601 SOUTH RANCHO DRIVE SUITE D-32
                            LAS VEGAS, NV 89106-4827
                    PHONE (702) 645-6318 FAX: (702) 645-1604
--------------------------------------------------------------------------------



                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Commercial Evaluations, Inc.
Las Vegas, Nevada

     I have reviewed the accompanying balance sheet of Commercial Evaluations, Inc. (a Nevada Corporation) as of June 30, 2003 and the related statements of income for the three and six months ended and inception to June 30, 2003, stockholders' equity from inception to June 30, 2003, and cash flows for the six months ended June 30, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Evaluations, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying June 30, 2003 financial statements in order for them to be in conformity with generally accepted accounting principals.




/s/  Mark S. Sherman
-----------------------------
     Mark S. Sherman


July 30, 2003

                          COMMERCIAL EVALUATIONS, INC.
                                  BALANCE SHEET
                                  June 30, 2003
                                   (unaudited)

ASSETS

CURRENT ASSETS
         Cash                                                         $  1,941
         Accounts Receivable                                             1,950
         Note Receivable                                                33,000
         Prepaid Expenses                                                5,159
                                                                      --------
TOTAL CURRENT ASSETS                                                    42,050

FIXED ASSETS
         Equipment., Furn. & Fixtures, net of accum. depr.of $9,889   $ 10,461

OTHER ASSETS
         Deposits                                                        4,306

           TOTAL OTHER ASSETS                                            4,306

         TOTAL ASSETS                                                 $ 56,817
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                             $ 12,926

Other accrued liabilities                                                1,909
         TOTAL CURRENT LIABILITIES                                      14,835

LONG-TERM LIABILITIES                                                        0



STOCKHOLDERS' EQUITY
         Common Stock, $.001 par value
         Authorized 50,000,000 shares;
         Issued and outstanding at
         June 30, 2003  500,000 shares                                     500

         Additional Paid In Capital                                     92,181

         Retained Earnings (Deficit)                                   (50,699)
                                                                      --------

         TOTAL STOCKHOLDERS' EQUITY                                     41,982
                                                                      --------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                $ 56,817
                                                                      ========

                See accompanying notes to financial statements.



                                  COMMERCIAL EVALUATIONS, INC.
                                       STATEMENT OF INCOME



                                Three Months Ended          Six Months Ended       June 7, 1994
                             ------------------------    ------------------------   (Inception)
                              June 30,      June 30,      June 30,      June 30,    to June 30,
                                2003          2002          2003          2002          2003
                             ----------    ----------    ----------    ----------    ----------
INCOME
Revenue                      $  317,461    $  192,482    $  605,456    $  360,888    $1,802,524
                             ----------    ----------    ----------    ----------    ----------
TOTAL INCOME                    317,461       192,482       605,456       360,888     1,802,524


EXPENSES

Gen and Admin                $  303,948    $  207,300    $  570,829    $  364,113    $1,839,521
                             ----------    ----------    ----------    ----------    ----------

Depreciation and
Amortization                 $    1,544    $    1,382    $    3,690    $    2,764    $   13,702
                             ----------    ----------    ----------    ----------    ----------
TOTAL EXPENSES               $  305,492    $  208,682    $  574,519    $  366,877    $1,853,223
                             ----------    ----------    ----------    ----------    ----------

NET PROFIT (LOSS)            $   11,969    ($  16,200)   $   30,937    ($   5,989)   ($  50,699)
                             ==========    ==========    ==========    ==========    ==========


NET PROFIT (LOSS)
PER SHARE                    $     0.02    ($     .03)   $      .06    $     (.01)   ($    0.10)
                             ==========    ==========    ==========    ==========    ==========


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING               500,000       500,000       500,000       500,000       500,000
                             ==========    ==========    ==========    ==========    ==========


See accompanying notes to financial statements

                                              F-3

                          COMMERCIAL EVALUATIONS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                          Common Stock
                                          ------------
                                       Number              Additional  Retained
                                        of                  Paid In    Earnings
                                      Shares     Amount     Capital    (Deficit)
                                      --------   --------   --------   --------
Inception 6-7-94
To 12-31-99                                  0          0          0          0
                                      --------   --------   --------   --------
March 9, 2000
Issued for cash                        500,000   $    500   $ 49,500       --
Net (Loss), 12-31-00                      --         --         --     ($58,905)
                                      --------   --------   --------   --------

Balance Dec. 31, 2000                  500,000   $    500   $ 49,500   ($58,905)


Net (Loss), 3-31-01                       --         --         --     ($   191)
                                      --------   --------   --------   --------

Balance March 31, 2001                 500,000   $    500   $ 49,500   ($59,096)

Shareholder contributed capital           --         --     $ 34,697       --
Net (Loss), 6-30-01                       --         --         --     ($15,347)
                                      --------   --------   --------   --------
Balance June 30, 2001                  500,000   $    500   $ 84,197   ($74,443)

Shareholder contributed capital           --         --        6,635       --

Net loss, 9-30-01                         --         --         --     ($   825)
                                      --------   --------   --------   --------
Balance September 30, 2001             500,000   $    500   $ 90,832   ($75,268)

Shareholder contributed capital           --         --     $  1,349       --

Net income, 12-31-01                      --         --         --        5,842
                                      --------   --------   --------   --------
Balance, December 31, 2001             500,000   $    500   $ 92,181   ($69,426)


Net loss, 12-31-02                        --         --         --     ($12,210)
                                      --------   --------   --------   --------
Balance, December 31, 2002             500,000   $    500   $ 92,181   $ 81,636)

Net income, 6-30-03                       --         --         --     $ 30,937
                                      --------   --------   --------   --------
Balance, June 30, 2003                 500,000   $    500   $ 92,181   ($50,699)


                 See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                             STATEMENT OF CASH FLOWS



                                                    Six Months Ended June 30,
                                                      2003             2002

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income                                             $ 30,937    ($  5,989)

Gain (Loss) on Sale of Real Estate                      (   999)         --
Gain (Loss) on Disposal of Equipment                    ( 1,846)         --
Depreciation                                             3,690         2,764
Accounts Receivable dec (inc)                           (   550)           0
Notes Receivable                                        (33,000)           0
Prepaid expenses decrease(increase)                     (   372)    (  4,692)
Other Assets (increase)                                 (   500)    (  2,242)
Accounts Payable increase(decrease)                     (  2001)       7,484
Other Current liabilities(dec)inc                         1,407     (  4,318)

CASH FLOWS FROM
OPERATING  ACTIVITIES                                   ( 3,234)    (  6,993)

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of Equipment                                   ( 1,020)    (  4,672)
Proceeds from sale of real estate                         2,262         --

CASH FLOWS FROM
INVESTING ACTIVITIES                                      1,242     (  4,672)


CASH FLOWS FROM
FINANCING ACTIVITIES

Principal payments on notes payable                     (   123)    (     67)

CASH FLOWS FROM
FINANCING ACTIVITIES                                    (   123)    (     67)

Net increase
(decrease) in Cash                                      ( 2,115)    ( 11,732)

Cash
Beginning of Period                                       4,056     $ 12,413
Cash
End of Period                                          $  1,941     $    681
                                                       ========     ========


Supplemental Disclosure of cash flow information:

                 See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003


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

NOTE 2 - CASH

     For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2003

NOTE 3 - COMMON STOCK

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

                          COMMERCIAL EVALUATIONS, INC.
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                  June 30, 2003


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

NOTE 7 - RELATED PARTY TRANSACTIONS

     On April 7, 2003 the board of directors approved up to a $35,000 loan to the President of the Company to be paid back within 24 months and carrying an interest rate of 6%. As of June 30, 2003, $33,000 was owed with accrued interest of $249.00.

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

Date:  August 12, 2003
                                            /s/  Robert Barcelon
                                            ----------------------------------
                                                 Robert Barchelon
                                                 Chief Executive Officer and
                                                 President

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

Date: August 12, 2003
                                            /s/  Robert Barcelon
                                            ----------------------------------
                                                 Robet Barcelon
                                                 Acting Chief Financial Officer