Form 10QSB
period 2003-09-30
COMMERCIAL EVALUATIONS INC
filed 2003-11-14
CIK 1163429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the quarter ended September 30, 2003

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file #: 333-75272

                          COMMERCIAL EVALUATIONS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-04777246
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

      2610 South Jones Boulevard, Suite No. 3, Las Vegas, NV       89146
              --------------------------------------             --------
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

At September 30, 2003 there were 500,000 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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


Employees

The Company is run by three directors and officers. They are assisted by two clerical workers and a manager. At the end of the third quarter, there were 30 loan brokers.

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

Item 6. Selected Financial Data

                                                Three Months Ended September 30,
                                                    2003                2002
                                                    ----                ----
Selected Income Statement Data:

Revenues                                         $309,267             $193,739

Net profit (loss)                                $ 10,781             $ 13,501

Net profit (loss) per share                      $   0.02             $   0.03

Weighted shares outstanding                       500,000              500,000


                                                Nine Months Ended September 30,
                                                    2003                2002
                                                    ----                ----
Selected Income Statement Data:

Revenues                                         $914,723             $554,627

Net profit (loss)                                $ 41,718             $  7,511

Net profit (loss) per share                      $   0.08             $   0.01

Weighted shares outstanding                       500,000              500,000


Selected Balance Sheet Data:

Total assets                                     $ 81,041

Long-term liabilities                            $      0

Total stockholders' equity                       $ 52,763

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

Third Quarter Ended September 30, 2003

We generated $309,267 in revenues for the three-month period ended Septemberr 30, 2003 compared with $193,739 in the prior year's third quarter. This continues a trend of generally increasing quarterly mortgage loan closings since June 1, 2000.

Total operating expenses for the three months ended September 30, 2003 were $298,486 compared with $180,238 in the third quarter of the prior year and were entirely related to general and administrative expenses and depreciation and amortization expense. Operating expenses were almost entirely attributed to general and administrative expenses for the three-month period ended September 30, 2003 and the similar 2002 period. These expenses were primarily incurred from the cost of operating our office and salaries for employees and a greatly increased number of loan brokers compared with the prior year's period. Depreciation expense for the three-month period ended September 30, 2003 was $1,544 compared with $1,481 in the prior year's third quarter. This represents depreciation on the assets of the Company.

Nine Months Ended September 30, 2003

We generated $914,723 in revenues for the nine-month period ended September 30, 2003 compared with $554,627 in the prior year's first three quarters.

Total operating expenses for the nine months ended September 30, 2003 were $873,005 compared with $547,116 in the first nine months of the prior year and were entirely related to general and administrative expenses and depreciation and amortization expense. Operating expenses were almost entirely attributed to general and administrative expenses for the nine-month period ended September 30, 2003 and the similar 2002 period. These expenses were primarily incurred from the cost of operating our office and salaries for employees and agreatly increased number of loan brokers compared with the prior year's period. Depreciation expense for the nine-month period ended September 30, 2003 was $5,234 compared with $4,245 in the prior year's first nine months. This represents depreciation on the assets of the Company.


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

Robert Barcelon earned $16,847 in salary and commissions in the third quarter of 2003 compared with $12,900 in salary in the third quarter of 2002. As of the July 1, 2003, Mr. Barcelon's salary was increased to $8,300 per month. Heather Cain earned $3,200 in commissions in the third quarter of 2003 and $0 in commissions in the third quarter of 2002. Linda Velez earned $0 commissions in the third quarter of 2003 and $0 commissions in the third quarter of 2002.

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

Loans Guaranteed by Principals

None.

Related Party Transactions

On April 7, 2003 the Board of Directors approved a $35,000 loan to President Robert Barcelon. The 24-month loan bears an interest rate of 6%. As of September 30, 2003, $27,000 was owed with accrued interest of $1,072.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2003, the outstanding shares of common stock of Commercial Evaluations, Inc., owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of the our Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group:

                             Table I - Common Stock
                             ----------------------

Name and Address                        Number of Shares of         Percentage
of Beneficial Owner                     Common Stock Owned(1)(2)    of Ownership
- --------------------                 -------------------------    ------------
Class         Owner

COMMON        DESERT PROFESSIONAL
              SERVICES, INC. (1)                450,000                 90%
              4160 S. Pecos Rd, #20
              Las Vegas, NV 89121

COMMON        LINDA VELEZ                        50,000                 10%
              300 E. Coast Hwy, #93
              Newport Beach, CA 92660

TOTAL OWNED BY THE DIRECTORS AND
OFFICERS AS A GROUP                             500,000                100%


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

(b) Reports on form 8-K

     None

(c)  Exhibits

     31.1 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES



Commercial Evaluations, Inc.

NAME & POSITION

By:  /s/  Robert Barcelon                              Date: November 14, 2003
   -------------------------------                     -----------------------
          Robert Barcelon
          Chief Executive Officer, President
          And as Acting Chief Financial Officer

                          COMMERCIAL EVALUATIONS, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                          COMMERCIAL EVALUATIONS, INC.

                               SEPTEMBER 30, 2003

                                    CONTENTS

                                                                           Page

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

         Notes to Financial Statements                                      F-6

                       MARK SHERMAN CPA PROFESSIONAL CORP.
                        601 SOUTH RANCHO DRIVE SUITE D-32
                            LAS VEGAS, NV 89106-4827
                    PHONE (702) 645-6318 FAX: (702) 645-1604




                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Commercial Evaluations, Inc.
Las Vegas, Nevada

     I have reviewed the accompanying balance sheet of Commercial Evaluations, Inc. (a Nevada Corporation) as of September 30, 2003 and the related statements of income for the three and nine months ended and inception to September 30, 2003, stockholders' equity from inception to September 30, 2003, and cash flows for the nine months ended September 30, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Commercial Evaluations, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying September 30,2003 financial statements in order for them to be in conformity with generally accepted accounting principals.




/s/  Mark S. Sherman
-----------------------------
     Mark S. Sherman


November 14, 2003

                          COMMERCIAL EVALUATIONS, INC.
                                  BALANCE SHEET
                               September 30, 2003
                                   (unaudited)
                                     ASSETS

CURRENT ASSETS
         Cash                                                          $ 30,008
         Accounts Receivable                                              4,200
         Note Receivable                                                 28,072
                             Prepaid Expenses                             5,159
                           TOTAL CURRENT ASSETS                          67,439

FIXED ASSETS
         Equipment., Furn. & Fixtures, net of accum. depr.of $11,433   $  9,296

OTHER ASSETS
         Deposits                                                         4,306

                            TOTAL OTHER ASSETS                            4,306

                                        TOTAL ASSETS                   $ 81,041
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                              $ 20,098
         Other accrued liabilities                                        8,180
           TOTAL CURRENT LIABILITIES                                     28,278

LONG-TERM LIABILITIES                                                         0



STOCKHOLDERS' EQUITY
         Common Stock, $.001 par value
         Authorized 50,000,000 shares;
         Issued and outstanding at
         September 30,2003  500,000 shares                                  500

         Additional Paid In Capital                                      92,181

         Retained Earnings (Deficit)                                    (39,918)
                                                                       --------

         TOTAL STOCKHOLDERS' EQUITY                                      52,763

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                 $ 81,041
                                                                       ========


                 See accompanying notes to financial statements



                               COMMERCIAL EVALUATIONS, INC.
                                    STATEMENT OF INCOME



                        Three Months Ended          NineMonths Ended        June 7, 1994
                    -------------------------   -------------------------    (Inception)
                      Sept 30,      Sept 30,     Sept 30,       Sept 30,      to Sept 30,
                        2003          2002         2003           2002          2003

INCOME
Revenue             $   309,267   $   193,739   $   914,723   $   554,627   $ 2,111,791
                    -----------   -----------   -----------   -----------   -----------
TOTAL INCOME            309,267       193,739       914,723       554,627     2,111,791


EXPENSES

Gen and Admin       $   296,942   $   178,757   $   867,771   $   542,871   $ 2,136,463
                    -----------   -----------   -----------   -----------   -----------

Depreciation and
Amortization        $     1,544   $     1,481   $     5,234   $     4,245   $    15,246
                    -----------   -----------   -----------   -----------   -----------
TOTAL EXPENSES      $   298,486   $   180,238   $   873,005   $   547,116   $ 2,151,709

                    -----------   -----------   -----------   -----------   -----------
NET PROFIT (LOSS)   $    10,781   $    13,501   $    41,718   $     7,511   ($   39,918)
                    ===========   ===========   ===========   ===========   ===========


NET PROFIT (LOSS)
PER SHARE           $      0.02   $       .03   $       .08   $       .01   ($     0.08)
                    ===========   ===========   ===========   ===========   ===========


AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING       500,000       500,000       500,000       500,000       500,000
                    ===========   ===========   ===========   ===========   ===========


                      See accompanying notes to financial statements

                                            F-3

                          COMMERCIAL EVALUATIONS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                    Common Stock
                                  --------------
                                   Number              Additional   Retained
                                     of                 Paid In     Earnings
                                   Shares     Amount    Capital     (Deficit)
                                  --------   --------   --------    --------
Inception 6-7-94
To 12-31-99                              0          0          0          0
                                  --------   --------   --------    --------
March 9, 2000
Issued for cash                    500,000   $    500   $ 49,500       --
Net (Loss), 12-31-00                  --         --         --     ($ 58,905)
                                  --------   --------   --------    --------
Balance Dec. 31, 2000              500,000   $    500   $ 49,500   ($ 58,905)


Net (Loss), 3-31-01                   --         --         --     ($   191)
                                  --------   --------   --------    --------

Balance March 31, 2001             500,000   $    500   $ 49,500   ($59,096)

Shareholder contributed capital       --         --     $ 34,697       --
Net (Loss), 6-30-01                   --         --         --     ($15,347)
                                  --------   --------   --------    --------
Balance June 30, 2001              500,000   $    500   $ 84,197   ($74,443)

Shareholder contributed capital       --         --        6,635       --

Net loss, 9-30-01                     --         --         --     ($   825)
                                  --------   --------   --------    --------
Balance September 30, 2001         500,000   $    500   $ 90,832   ($75,268)

Shareholder contributed capital       --         --     $  1,349       --

Net income, 12-31-01                  --         --         --        5,842
                                  --------   --------   --------    --------
Balance, December 31, 2001         500,000   $    500   $ 92,181   ($69,426)

Net loss, 12-31-02                    --         --         --     ($12,210)
                                  --------   --------   --------    --------
Balance, December 31, 2002         500,000   $    500   $ 92,181   $ 81,636)

Net income, 9-30-03                   --         --         --     $ 41,718
                                  --------   --------   --------    --------
Balance, September 30, 2003        500,000   $    500   $ 92,181   ($39,918)


                 See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                             STATEMENT OF CASH FLOWS



                                                 Nine Months Ended September 30,
                                                      2003             2002
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income                                             $ 41,718    $  7,511

Gain (Loss) on Sale of Real Estate                     (    999)       --
Gain (Loss) on Disposal of Equipment                     (1,846)       --
Depreciation                                              5,234       4,245
Accounts Receivable dec (inc)                            (2,800)          0
Notes Receivable                                        (27,000)          0
Prepaid expenses decrease(increase)                     (   372)      1,500
Other Assets (increase)                                 (   500)   (  2,242)
Accounts Payable increase(decrease)                       5,171       8,605
Other Current liabilities inc(dec)                        6,605    (  4,300)

CASH FLOWS FROM
OPERATING  ACTIVITIES                                    25,211      15,319

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of Equipment                                    (1,398)   (  4,690)
Proceeds from sale of real estate                         2,262        --

CASH FLOWS FROM
INVESTING ACTIVITIES                                        864    (  4,690)


CASH FLOWS FROM
FINANCING ACTIVITIES

Principal payments on notes payable                    (    123)   (    267)

CASH FLOWS FROM
FINANCING ACTIVITIES                                   (    123)   (    267)

Net increase
(decrease) in Cash                                       25,952      10,362

Cash
Beginning of Period                                       4,056    $ 12,413

Cash                                                   --------    --------
End of Period                                          $ 30,008    $ 22,775
                                                       ========    ========


Supplemental Disclosure of cash flow information:


                 See accompanying notes to financial statements.

                          COMMERCIAL EVALUATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

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

                          COMMERCIAL EVALUATIONS, INC.
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                               September 30, 2003

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 7, 2003 the board of directors approved up to a $35,000 loan to the President of the Company to be paid back within 24 months and carrying an interest rate of 6%. As of September 30, 2003, $27,000 was owed with accrued interest of $1072.50.

NOTE 8 - SUBSEQUENT EVENT

On October 31, 2003 the company moved its facilities and is in the process of terminating its other two facility leases. The landlord has verbally agreed to release the company from any liability associated with those leases as the new facilities are being occupied under the same landlord. As of the date of this report the landlord and the Company are in negotiations as to the terms of the new lease. Until the terms are finalized the company is leasing on a month to month basis 2,900 square feet at $1.65/square foot or $4,785/month.