Form 10KSB
period 2003-12-31
COMMERCIAL EVALUATIONS INC
filed 2004-04-14
CIK 1163429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the year ended December 31, 2003

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission file #: 333-75272

                          COMMERCIAL EVALUATIONS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-04777246
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

    2320 Paseo Del Prado, Bldg. "B", No. 215 Las Vegas, NV             89121
    -------------------------------------------                       -------
      Address of principal executive offices)                        (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

At December 31, 2003 there were 500,000 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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

We plan to continue to provide residential loan services to Southern Nevada. According to "Las Vegas Perspective 2003" published by Metropolitan Research Association (MRA), in 2002 there were 573,682 households in our service area. Existing home resales totaled 38,621 with an average sales price of $182,832. There were 22,502 new homes constructed in 2002. New home construction and existing home resales are estimated by management to have increased 10% on an annualized basis in 2002.


Employees

The Company is run by two directors and three officers. They are assisted by a full-time secretary and a full-time loan coordinator. At year-end, there were 17 loan brokers.

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



                                    PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)Not applicable
          (iv) Not applicable
          (v)  Not applicable
     (2)  (a)  Not applicable

(b)  Holders

     (1)  Title of Class                Number of Record Holders
          Common Stock,                 Approximately 2
          $0.01 Par Value
     (2)  Not applicable

(c)  Dividends

     (1) There have never been any dividends declared by the Registrant. (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Selected Financial Data

                                               Twelve Months Ended December 31,
                                                    2003                2002
                                                    ----                ----
Selected Income Statement Data:

REVENUES                                         $1,258,805          $796,576

NET INCOME (LOSS)                                $   38,542         ($ 12,210)

NET INCOME (LOSS) PER SHARE                      $     0.08         ($   0.02)

WEIGHTED SHARES OUTSTANDING                         500,000           500,000



SELECTED BALANCE SHEET DATA:

TOTAL ASSETS                                     $  105,061          $ 72,526

LONG-TERM LIABILITIES*                           $    -0-            $ 41,959

STOCKHOLDERS' EQUITY                             $   49,568          $ 30,013

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

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Annual Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

FINANCIALS

We generated $1,258,805 in revenues for the twelve-month period ended december 31, 2003 compared with $796,576 the prior year. This continues a trend of generally increasing quarterly mortgage loan closings since June 1, 2000.

Net income for 2003 was $38,542 or eight cents per share, compared with a net loss of $12,210 or a net loss of two cents per share in 2002.

Total general and administrative expenses for the twelve months ended december 31, 2003 were $287,025 compared with $194,131 in 2002. These expenses were primarily incurred from the cost of operating our office and salaries for employees. We greatly increased number of loan brokers added under contract during the year. Depreciation expense for the twelve-month period ended december 31, 2003 was $2,255 and $6,087 in the prior year. this represents depreciation on the assets of the company.

Cash on hand as of December 31, 2003 was $23,363 compared with $4,856 the prior year. The increase in cash was primarily due to the addition of loan brokers who increased sales volume with little increase in overhead outside of rent for additional space, telephone and office equipment expenses. Accounts payable decreased slightly to $18,785 at December 31, 2003 compared with $19,022 the prior year due to tight fiscal controls as mortgage loan activity increased during the year. The increase in cash of $18,507 during 2003 reflects the economies of scale of hiring additional loan brokers without a commensurate increase in overhead as a percent of total sales and expenses.



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

CHAIRMAN OF THE BOARD, DIRECTOR, CHIEF EXECUTIVE OFFICER AND PRESIDENT - ROBERT BARCELON, 50: Responsible for market planning, advertising, public relations, sales promotion, merchandising and training. Has been a lifetime resident of Las Vegas. He has been a full-time loan officer and high producer on a consistent basis. Prior to establishing Commercial Evaluations, Inc., Mr. Barcelon was a loan officer with Family Home Mortgage in Las Vegas from 1995 to 2000. Previously, he was a loan officer with ABC Mortgage of Las Vegas from 1992 to 1995. He was a member of Las Vegas Local 135 Asbestos Workers from 1974 to present. He setup their apprenticeship program, set on joint apprenticeship committee, the executive board, and was involved heavily with contract negotiations between contractors and union.

VICE PRESIDENT OF FINANCE - ROBERT BARCELON, 50: Mr. Barcelon is also responsible for managing the working capital including receivables, cash and marketable securities. He performs financial forecasting including capital budget, cash budget, pro forma financial statements, external financing requirements and financial condition requirements. He directs financial affairs of the organization. He prepares all necessary reports and analysis needed to produce financial statements and budgets. It is expected that this post will be filled by a new hire after the close of this Offering. From 1992 to 1999, Mr. Barcelon was an independent mortgage loan broker. He was President of Las Vegas Local 135 Asbestos Workers from 1983 to 1993.

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

CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, DIRECTOR, AND TREASURER - LINDA VELEZ, 43: Ms. Velez is a mortgage loan broker. She has five years in the loan business with Western Mortgage of Las Vegas from 1995 to 2000. Prior to that she was a special education teacher at the University of California, Riverside from 1985 to 1995. She has an undergraduate degree in liberal arts/finance, June 1985, and a master's degree in business management, June 1987, both from UCLA.

Item 11. Executive Compensation

All compensation received by Officers of our company is determined from time to time by the Board of Directors. At present there is no compensation for directors. Officers are paid on a commission basis. Robert Barcelon receives 100% of the total fees from SkoFed for his sales. He also receives a salary of $8,000 per month. Other members of management receive from 50% (for in-house generated sales leads) up to 80% (for sales based on leads generated by the sales person and on mortgages totaling more than $500,000 in any one month) of the total fees from SkoFed.

Robert Barcelon earned $75,600 in salary in 2003 and $16,927 in brokerage commissions compared with brokerage commissions of $36,500 in 2002. Heather Cain earned $21,050 in brokerage commissions in 2003 and $12,500 in brokerage commissions in 2002. Linda Velez earned no brokerage commissions in 2003 and no brokerage commissions in 2002.

Heather Cain is compensated for loan processing services for us. Heather Cain is also an employee of SkoFed Mortgage as a Loan Processor. She receives and income from SkoFed, independent of that from Commercial Evaluations. Robert Barcelon and Linda Velez will continue to be paid a commission according to the current schedule on loans that they submit and close.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2003, the outstanding shares of common stock of Commercial Evaluations, Inc., owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of the our Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group:


                             Table I - Common Stock
                             ----------------------

Name and Address                          Number of Shares of        Percentage
of Beneficial Owner                       Common Stock Owned(1)     of Ownership
-------------------                       ---------------------     ------------
Class             Owner

COMMON            ROBERT BARCELON               450,000                   90%
                  2320 Paseo Del Prado
                  Building "B", No. 215
                  Las Vegas, NV 89121


COMMON            LINDA VELEZ                    50,000                   10%
                  300 E. Coast Hwy, #93
                  Newport Beach, CA 92660

TOTAL OWNED BY THE DIRECTORS AND
OFFICERS AS A GROUP                             500,000                  100%



(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.




PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a) Financial statements are filed with this report as pages F-1 through F-6

(b) Reports on form 8-K
Change in accountants reported February 6, 2004. There were no accounting disagreements.

(c)  Exhibits

     31.01 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.02 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.01 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.02 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



Commercial Evaluations, Inc.

NAME & POSITION

By:  /s/  Robert Barcelon                              DATE: APRIL 14, 2004
-------------------------------                       ----------------------
          Robert Barcelon
          President

                        OLYMPIC EMTERTAINMENT GROUP, INC.


                        Index to the Financial Statements


                                                                           Page
                                                                           ----

Independent Auditor's Report                                               F-1

Balance Sheet, December 31, 2003                                           F-2

Statement of Operations, December 31, 2003                                 F-3

Statement of Stockholders' Equity, December 31, 2003                       F-4

Statement of Cash Flow, December 31, 2003                                  F-5

Notes to Financial Statements                                              F-6

                     REPORT OF REGISTERED PUBLIC ACCOUNTANT




Board of Directors and Stockholders
Commercial Evaluations, Inc.


We have audited the balance sheet of Commercial Evaluations, Inc. as of December 31, 2003, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Commercial Evaluations, Inc. as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                     /s/  James E. Scheifley & Associates, P.C.
                                     ------------------------------------------
                                          James E. Scheifley & Associates, P.C.
                                          Certified Public Accountants

Dillon,  Colorado
April 13, 2004

                          Commercial Evaluations, Inc.
                                  Balance Sheet
                                December 31, 2003



                                     ASSETS
                                     ------

Current assets:
  Cash                                                                $  23,363
  Accounts receivable - trade                                            44,158
  Officer advances                                                       22,411
  Prepaid expenses                                                          900
                                                                      ---------
      Total current assets                                               90,832

Property and equipment, at cost, net of
  accumulated depreciation of $12,643                                    14,229
                                                                      ---------
                                                                      $ 105,061
                                                                      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                                                    $  18,785
  Accrued expenses                                                       36,690
  Accrued salaries - officers                                              --
                                                                      ---------
      Total current liabilities                                          55,475


Commitments and contingencies (Note 6)

Stockholders' equity:
 Common stock, $.001 par value,
 50,000,000 shares authorized,
  500,000 shares issue and outstanding                                      500
 Additional paid-in capital                                              92,181
 Deficit                                                                (43,095)
                                                                      ---------
                                                                         49,586
                                                                      ---------
                                                                      $ 105,061
                                                                      =========


                 See accompanying notes to financial statements.

                          Commercial Evaluations, Inc.
                            Statements of Operations
                 For The Years Ended December 31, 2003 and 2002



                                                       2003             2002
                                                       ----             ----

Revenue                                            $ 1,258,805      $   796,576
Cost of services                                       932,592          614,655
                                                   -----------      -----------
Gross profit                                           326,213          181,921

 General and administrative expenses                   288,235          194,131
                                                   -----------      -----------
Income (loss) from operations                           37,978          (12,210)

Other income and (expense):
   Interest on officer advances                          1,411             --
  (Loss) on disposition of assets                         (847)            --
                                                   -----------      -----------
                                                           564             --
                                                   -----------      -----------
Income (loss) before taxes                              38,542          (12,210)
Income taxes                                              --               --
                                                   -----------      -----------

  Net income (loss)                                $    39,752      $   (12,210)
                                                   ===========      ===========


Per share information:

Basic and diluted income (loss) per share          $      0.08      $     (0.02)
                                                   ===========      ===========

Weighted average shares outstanding                    500,000          500,000
                                                   ===========      ===========


                 See accompanying notes to financial statements.



                          Commercial Evaluations, Inc.
                  Statement of Changes in Stockholders' Equity
                 For The Years Ended December 31, 2003 and 2002



                               Common     Stock    Additional
                              -------------------    Paid-in
        ACTIVITY               Shares     Amount     Capital    Deficit      Total
                              --------   --------   --------   --------    --------
Balance December 31, 2001      500,000   $500,000   $ 92,181   $(69,427)   $ 23,254

Net loss for the year ended
  December 31, 2002               --         --         --      (12,210)    (12,210)
                              --------   --------   --------   --------    --------
Balance December 31, 2002      500,000        500     92,181    (81,637)     11,044

Net income for the year ended
  December 31, 2003               --         --         --       38,542      38,542
                              --------   --------   --------   --------    --------
Balance December 31, 2003      500,000   $500,000   $ 92,181   $(43,095)   $ 49,586
                              ========   ========   ========   ========    ========


                 See accompanying notes to financial statements.

                                      F-4

                          Commercial Evaluations, Inc.
                            Statements of Cash Flows
                 For The Years Ended December 31, 2003 and 2002



                                                             2003        2002
                                                             ----        ----

Net income (loss)                                          $ 38,542    $(12,210)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                              3,465       6,087
   Interest added to officer advances                        (1,411)       --
   Loss on disposition of assets                                847        --
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable              (44,158)       --
    (Increase) decrease in other assets                       3,806      (1,742)
    (Increase) in prepaid expenses                            3,887      (3,287)
    Increase in accounts payable and
        accrued expenses                                     36,352      11,261
                                                           --------    --------
       Total adjustments                                      2,788      12,319
                                                           --------    --------
  Net cash provided by (used in)
   operating activities                                      41,330         109
                                                           --------    --------

Cash flows from investing activities:
   Officer advances                                         (33,000)     (1,400)
   Repayment of officer advances                             13,400        --
   Acquisition of plant and equipment                        (2,423)     (6,406)
                                                           --------    --------
Net cash (used in) investing activities
 investing activities                                       (22,023)     (7,806)
                                                           --------    --------

Cash flows from financing activities:
   Repayment of long-term debt                                 --          (660)
                                                           --------    --------
  Net cash (used in)
   financing activities                                        --          (660)
                                                           --------    --------

Increase (decrease) in cash                                  19,307      (8,357)
Cash and cash equivalents,
 beginning of period                                          4,056      12,413
                                                           --------    --------
Cash and cash equivalents,
 end of period                                             $ 23,363    $  4,056
                                                           ========    ========


                 See accompanying notes to financial statements.

                          Commercial Evaluations, Inc.
                            Statements of Cash Flows
                 For The Years Ended December 31, 2003 and 2002
                                  (Continued)



                                                                 2003      2002
                                                               -------   -------
Supplemental cash flow information:
   Cash paid for interest                                      $  --     $ 3,980
   Cash paid for income taxes                                  $  --     $  --


Non-cash Investing and Financing Activities:
   Real property acquired for notes payable                    $  --     $42,500
   Notes payable liquidated in real property sale              $42,359   $  --


                 See accompanying notes to financial statements

                                   F-5(Cont)

                          Commercial Evaluations, Inc.
                          Notes to Financial Statements
                                December 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated June 7, 1994 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The corporation was originally organized under the name of ZXS Corporation and on February 29, 2000 changed its name to Commercial Evaluations, Inc. The Company is engaged in the business of residential mortgage lending and derives all of its fee income there from. The Company employs seventeen sales representatives on a commission basis. All of its loan origination revenue is derived pursuant to a Net Branch Agreement with SkoFed Mortgage Funding Corporation of Las Vegas, NV (SkoFed).


Reclassifications

Certain items presented in the previous period's financial statements have been reclassified to conform to current year presentation.


Revenue Recognition

The Company recognizes revenue, which consists of fees charged for the origination of residential mortgage loans, on the loan closing date. Loan fees usually consist of 1% of the loan amount but it may vary depending on the credit worthiness of the customer


Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due primarily from SkoFed for loans closed as of the end of the accounting period for which financial statements are presented. Such fees have historically been collected within thirty days and the Company has not experienced collection uncertainties that would require a provision for bad debts.

                          Commercial Evaluations, Inc.
                          Notes to Financial Statements
                                   (Continued)


Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives.

Equipment                                            3 to 5 years
Furniture and fixtures                                    5 years


Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measures the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. The Company not recorded impairment losses during any period presented in the accompanying financial statements.


Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

                          Commercial Evaluations, Inc.
                          Notes to Financial Statements
                                   (Continued)


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs included in selling, general and administrative expenses were $2,872 and $251 during the years ended December 31, 2003 and 2002, respectively.


Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.


Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.


Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

                          Commercial Evaluations, Inc.
                          Notes to Financial Statements
                                   (Continued)


The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

During the year ended December 31, 2003 and 2002 there was no stock based compensation and accordingly there would be no effect on net income.


Concentrations

The Company derives substantially all of its fee income pursuant to a Net Branch Agreement with SkoFed. The Company operates primarily in the Las Vegas metropolitan area.


Recent Pronouncements

In May 2003, the FASB issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have an impact on its financial position or operating results.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have an impact on its financial position or operating results.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective

                          Commercial Evaluations, Inc.
                          Notes to Financial Statements
                                   (Continued)


immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

                          Commercial Evaluations, Inc.
                          Notes to Financial Statements
                                   (Continued)


NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:

         Equipment                                         $  15,930
         Furniture and fixtures                               10,942
                                                           ---------
                                                              26,872
         Accumulated depreciation and amortization           (12,643)
                                                           ---------
                                                           $  14,229

Depreciation expense for the years ended December 31, 2003 and 2002 was $3,465 and $6,087, respectively.


 NOTE 3. INVESTMENT IN REAL ESTATE

On November 15, 2001 the Company purchased a condominium for $1,000 and assumed the existing first and second deed of trust on this property. The purchase price was $43,500 and the notes totaled $43,500 of which the $1,000 was used as a down payment. The first deed of trust assumed was for $35,598.82 at 13% with payments of $400.49 per month until paid in full. The second deed of trust assumed was for $7,901.18 at 13% with payments of $85.60 per month until paid in full. On November 20, 2001 the Company entered into an agreement to rent this property for $600.00 per month. For the year ended December 31, 2002 $2,647 of rent was collected and included in revenues.

On January 23, 2003, the Company sold the condominium for $50,000. The buyer assumed the notes payable. The Company recorded a gain from the sale transaction of $999 during the year ended December 31, 2003.


NOTE 4. TRANSACTIONS WITH RELATED PARTIES

An officer of the Company in his capacity as one of the sales representatives has an agreement with the Company to receive 100% of his commissions related to the loans that he personally closes. Included in revenues for the years ended December 31, 2003 and 2002 were $16,927 and $7,100 respectively of such sales.

During the year ended December 31, 2003 the Company advanced $33,000 in cash to the officer and received repayments of $13,400 against the advances. The balance of the advances, including $1,411 of interest accrued, amounted to $22,411 and $1,400 as of December 31, 2003 and 2002, respectively.

                          Commercial Evaluations, Inc.
                          Notes to Financial Statements
                                   (Continued)


NOTE 5. INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate          34 %
         Effect of operating losses          (34)%
                                            ------
                                              --
                                            ======

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $39,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2022. The deferred tax asset of approximately $13,000 relating to the operating loss carryforward has been fully reserved at December 31, 2003.


NOTE 6. COMMITMENTS

The Company leases its office space from SkoFed on a month to month basis. Rent expense for the years ended December 31, 2003 and 2002 amounted to $57,109 and $50,653, respectively. Additionally, future minimum rentals on other operating leases amount to $12,954 in each of 2004, 2005 and 2006, and $5,966 in 2007, and $909 in 2008. Amounts paid during the years ended December 31, 2003 and 2002, under such leases totaled $13,153 and $9,909 respectively.