Form 10QSB
period 2004-03-31
COMMERCIAL EVALUATIONS INC
filed 2004-05-17
CIK 1163429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the quarter ended March 31, 2004

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

At March 31, 2004 there were 500,000 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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


Employees

The Company is run by two directors and three officers. The are assisted by one full-tiime secretary and one full-time loan coordinator. At the end of the first quarter, there were 17 loan brokers.

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



PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

(a)  Market Information

     (1)  (i)  None
          (ii) Not applicable
          (iii)Not applicable
          (iv) Not applicable
          (v)  Not applicable
     (2)  (a)  Not applicable

(b)  Holders

     (1)  Title of Class                Number of Record Holders
          Common Stock,                 2
          $0.01 Par Value
     (2)  Not applicable

(c)  Dividends

     (1)  There have never been any dividends declared by the Registrant.

     (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Selected Financial Data

                                                  Three Months Ended March 31,
                                                    2004                2003
                                                    ----                ----
Selected Income Statement Data:

Revenues                                         $299,672             $287,995

Net income (loss)                               ($ 19,231)            $ 18,968

Net income (loss) per share                     ($   0.04)            $   0.04

Weighted shares outstanding                       500,000              500,000

Selected Balance Sheet Data:

Total current assets                             $ 37,441

Long-term liabilities                            $      0

Total current liabilities                        $ 21,397



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

We generated $299,672 in revenues for the three-month period ended March 31, 2004 compared with $287,995 in the prior year's first quarter. This continues a trend of generally increasing quarterly mortgage loan closings since June 1, 2000.

General and administatve expenses for the three months ended March 31, 2004 were $97,741 compared with $57,334 in the first quarter of the prior year and were entirely related to general and administrative expenses and depreciation and amortization expense. Cost of services for the three-month period ended March 31, 2004 were $221,486 and reflected higher costs for additional loan brokers in the similar 2003 period of $210,494. These expenses were primarily incurred from the cost of operating our office and salaries for employees.

The net loss for the current quarter was $19,231, or a net loss of four cents per share compared with net income of $18,968, or net income per share of four cents, in the prior year's first quarter. There were 500,000 shares outstanding in both periods. The loss in the current quarter primarily reflects a large increase in overhead for additional loan brokers and an increase in accounts receivable from SkoFed relating to timing of payments after March 31, 2004 for business booked in the first quarter. Accounts payable also increased and are related to the timing of SkoFed payments for first quarter loans.

Cash on hand as of March 31, 2004 was $19,104 compared with $21,715 in the prior year's first quarter. The slight decrease in cash was primarily due to increased mortgage loan closings and related overhead expenses.

The balance on a loan to President Robert Barcelon at March 31, 2004 was $10,000 at an 8% (APR).


Item 8. Financial Statements

Financial statements are filed with this report as pages F-1 through F-4.


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

OUTSIDE DIRECTOR -- ANNE DEANE: Resigned to devote more time to her own business.

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

Robert Barcelon earned $3,000 in salary and $11,707 in commissions in the first quarter of 2004 compared with $12,900 in salary in the first quarter of 2003. Heather Cain earned no commissions in the first quarter of 2004 and $2,150 in commissions in the first quarter of 2003. Linda Velez earned no commissions in the first quarter of 2004 and no commissions in the first quarter of 2003. Heather Cain is compensated for loan processing services for us. Heather Cain is also an employee of SkoFed Mortgage as a Loan Processor. She receives and income from SkoFed, independent of that from Commercial Evaluations.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2004, the outstanding shares of common stock of Commercial Evaluations, Inc., owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of the our Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group:


                             Table I - Common Stock
                             ----------------------
                                                                      Percentage
Name and Address                       Number of Shares of               of
of Beneficial Owner                    Common Stock Owned(1)(2)       Ownership
-------------------                    --------------------------    ----------
Class      Owner

COMMON     Robert Barcelon                      450,000                  90%
           2320 Paseo Del Prado
             Building "B", No. 215
           Las Vegas, NV 89121

COMMON     LINDA VELEZ                           50,000                  10%
           300 E. Coast Hwy, #93
           Newport Beach, CA 92660

TOTAL OWNED BY THE DIRECTORS AND
OFFICERS AS A GROUP                             500,000                 100%

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



PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a) Financial statements are filed with this report as pages F-1 through F-4.

(b) Reports on form 8-K

     Change in auditors notification, filed February 9, 2004

(c)  Exhibits


     31.1 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

     31.2 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Commercial Evaluations, Inc.

NAME & POSITION

By:  /s/  Robert Barcelon                              Date: May 14, 2004
-----------------------------                          ------------------
          Robert Barcelon
          Chief Executive Officer, President




                          COMMERCIAL EVALUATIONS, INC.


                        Index to the Financial Statements


                                                                        Page
                                                                        ----

Balance Sheet, March 31, 2004                                           F-1

Statement of Operations, March 31, 2004 and 2003                        F-2

Statement of Cash Flow, March 31, 2004                                  F-3

Note to Unaudited Financial Statements                                  F-4

                          Commercial Evaluations, Inc.
                                  Balance Sheet
                            Wednesday, March 31, 2004



                                     ASSETS
                                     ------

Current assets:
  Cash                                                                 $ 19,104
  Accounts receivable - trade                                             4,802
  Officer advances                                                       11,735
  Prepaid expenses                                                        1,800
                                                                       --------
      Total current assets                                               37,441

Property and equipment, at cost, net of
  accumulated depreciation of $13,630                                    14,311
                                                                       --------
                                                                       $ 51,752
                                                                       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                                                     $ 16,251
  Accrued expenses                                                        5,146
                                                                       --------
      Total current liabilities                                          21,397


Commitments and contingencies (Note 6)

Stockholders' equity:
 Common stock, $.01 par value, 50,000,000 shares authorized,
  500,000 shares issue and outstanding                                      500
 Additional paid-in capital                                              92,181
 Deficit                                                                (62,326)
                                                                       --------
                                                                         30,355
                                                                       --------
                                                                       $ 51,752
                                                                       ========


            See accompanying notes to unaudited financial statements.

                          Commercial Evaluations, Inc.
                            Statements of Operations
               For The Three Months Ended March 31, 2004 and 2003



                                                          2004           2003
                                                          ----           ----

Revenue                                                $ 299,672      $ 287,995
Cost of services                                         221,486        210,494
                                                       ---------      ---------
Gross profit                                              78,186         77,501

 General and administrative expenses                      97,741         57,534
                                                       ---------      ---------
Income (loss) from operations                            (19,555)        19,967

Other income and (expense):
   Interest on officer advances                              324
  (Loss) on disposition of assets                           --             (999)
                                                       ---------      ---------
                                                             324           (999)
                                                       ---------      ---------
Income (Loss) before taxes                               (19,231)        18,968
Income taxes                                                --             --
                                                       ---------      ---------

  Net income (loss)                                    $ (19,231)     $  18,968
                                                       =========      =========


Per share information:

Basic and diluted income (loss) per share              $   (0.04)     $    0.04
                                                       =========      =========

Weighted average shares outstanding                      500,000        500,000
                                                       =========      =========


            See accompanying notes to unaudited financial statements.

                          Commercial Evaluations, Inc.
                            Statements of Cash Flows
               For The Three Months Ended March 31, 2004 and 2003



                                                              2004        2003
                                                              ----        ----

Net income (loss)                                          $(19,231)   $ 18,968
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                             987       2,146
      Interest added to officer advances                       (324)       --
      Loss on disposition of assets                            --          (999)
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable               39,356       1,400
    (Increase) decrease in other assets                        --          (500)
    (Increase) in prepaid expenses                             (900)       (275)
    Increase in accounts payable and
        accrued expenses                                    (34,078)     (5,220)
                                                           --------    --------
       Total adjustments                                      5,041      (3,448)
                                                           --------    --------
  Net cash provided by (used in) operating activities       (14,190)     15,520
                                                           --------    --------

Cash flows from investing activities:
   Proceeds from sale of assets                                --         2,262
   Repayment of officer advances                             11,000        --
   Acquisition of property and equipment                     (1,069)       --
                                                           --------    --------
Net cash provided by investing activities                     9,931       2,262
                                                           --------    --------

Cash flows from financing activities:
   Repayment of long-term debt                                 --          (123)
                                                           --------    --------
  Net cash (used in) financing activities                      --          (123)
                                                           --------    --------

Increase (decrease) in cash                                  (4,259)     17,659
Cash and cash equivalents, beginning of period               23,363       4,056
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 19,104    $ 21,715
                                                           ========    ========


            See accompanying notes to unaudited financial statements.

                           Commercial Evaluations, Inc.
                     Notes to Unaudited Financial Statements



Note 1 - INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004

For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


NOTE 2 - ORGANIZATION AND SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

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


Revenue Recognition

The Company recognizes revenue, which consists of fees charged for the origination of residential mortgage loans, on the loan closing date. Loan fees usually consist of 1% of the loan amount but it may vary depending on the credit worthiness of the customer Accounts Receivable.

                          Commercial Evaluations, Inc.
                     Notes to Unaudited Financial Statements
                                   (Continued)

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