Form 10QSB
period 2004-06-30
COMMERCIAL EVALUATIONS INC
filed 2004-08-16
CIK 1163429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                       For the quarter ended June 30, 2004

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file #: 333-75272

                          COMMERCIAL EVALUATIONS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-04777246
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

   2610 South Jones, Suite No. 3, Las Vegas, NV                         89146
          --------------------------------------                      --------
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

At June 30, 2004 there were 500,000 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors and control persons as defined in rule 405).

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


Employees

The Company is run by two directors and three officers. The are assisted by one full-tiime secretary and one full-time loan coordinator. At the end of the first half of 2004, there were 17 loan brokers.

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

The annual meeting was held on June 18, 2004. New directors were elected.



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

     (2) Registrant's losses do not currently indicate the ability to pay cash dividends.

Item 6. Selected Financial Data

                                                  Three Months Ended June 30,
                                                    2004                2003
                                                    ----                ----
Selected Income Statement Data:

Revenues                                         $284,931             $314,763

Net income (loss)                               ($ 29,874)            $ 11,969

Net income (loss) per share                     ($   0.06)            $   0.02

Weighted shares outstanding                       500,000              500,000

                                                    Six Months Ended June 30,
                                                    2004                2003
                                                    ----                ----
Selected Income Statement Data:

Revenues                                         $584,603             $602,758

Net income (loss)                               ($ 49,495)            $ 31,784

Net income (loss) per share                     ($   0.10)            $   0.06

Weighted shares outstanding                       500,000              500,000


Selected Balance Sheet Data:

Total current assets                             $ 10,875

Long-term liabilities                            $      0

Total current liabilities                        $ 24,430



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

Second Quarter of 2004 Compared With Second Quarter of 2003

We generated $284,931 in revenues for the three-month period ended June 30, 2004 compared with $314,763 in the prior year's second quarter. This is roughly $30,000 lower than one of the best quarters on our record since June 2000. The slight decline reflects the general industry trend of a slight slowdown in new and resale home moretgage demand to recent increases in lending rates.

General and administatve expenses for the second three months ended June 30, 2004 were $92,982 compared with $62,049 in the second quarter of the prior year and were entirely related to general and administrative expenses and depreciation and amortization expense as we adjusted personnel to react to slightly lower activity.

Cost of services were $221,889 for the second three months of 2004 and reflected reduced costs for supporting loan brokers compared with the $240,897 in the similar 2003 period. These expenses were primarily incurred from the cost of operating our office and salaries for employees.

The net loss for the current quarter was $29,940, or a net loss of six cents per share compared with net income of $11,969, or net income per share of two cents, in the prior year's second quarter. There were 500,000 shares outstanding in both periods. The loss in the current quarter primarily reflects reduced activity from our brokers.


The $10,000 balance on a loan to President Robert Barcelon was paid off in the second quarter of 2004.

First Six Months of 2004 Compared With First Six Months of 2003

We generated $584,603 in revenues for the six months period ended June 30, 2004 compared with $602,758 in the prior year's first half. The slight decline reflects the general industry trend of a slight slowdown in new and resale home moretgage demand to recent increases in lending rates.

General and administatve expenses for the six months ended June 30, 2004 were $190,723 compared with $119,583 in the first six months of the prior year and were entirely related to general and administrative expenses and depreciation and amortization expense as we adjusted personnel to react to slightly lower activity.

Cost of services were $443,375 for the first six months of 2004 and reflected slightly reduced costs for supporting loan brokers compared with the $451,391 in the similar 2003 period. These expenses were primarily incurred from the cost of operating our office and salaries for employees.

The net loss for the current first half was $49,105, or a net loss of ten cents per share compared with net income of $30,937, or net income per share of six cents, in the prior year's first six months. There were 500,000 shares outstanding in both periods. The loss in the first half primarily reflects reduced activity from our brokers. We will reduce the number of brokers to the most productive in the second half of the year and expect improvement in earnings and earnings per share.

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

SECRETARY AND TREASURER - HEATHER CAIN, 31: Ms. Cain was a senior loan processor from 1989 to 1999 with ten years of experience with local mortgage companies and her own firm, Southern Nevada Processing Center. She is experienced in FHA, VA, conventional and sub-prime loans. She has lived in Las Vegas since 1987. She is the wife of Robert Barcelon, married in 1996, but has maintained her maiden name for professional reasons.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2004, the outstanding shares of common stock of Commercial Evaluations, Inc., owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of the our Common Stock, and the name and shareholdings of each officer and director and all officers and directors as a group:


                             Table I - Common Stock
                             ----------------------
                                                                      Percentage
Name and Address                       Number of Shares of               of
of Beneficial Owner                    Common Stock Owned(1)(2)       Ownership
-------------------                    ------------------------       ---------
Class      Owner

COMMON     Robert Barcelon                      450,000                  90%
           2320 Paseo Del Prado
           Building "B", No. 215
           Las Vegas, NV 89121

COMMON     LINDA VELEZ                           50,000                  10%
           300 E. Coast Hwy, #93
           Newport Beach, CA 92660

TOTAL OWNED BY THE DIRECTORS AND
OFFICERS AS A GROUP                             500,000                 100%

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



PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a)  Financial statements are filed with this report as pages F-1 through F-5.

(b)  Reports on form 8-K

     None.

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

     32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Commercial Evaluations, Inc.

NAME & POSITION

By:  /s/  Robert Barcelon                              Date: August 13, 2004
   ------------------------------                           ----------------
          Robert Barcelon
          Chief Executive Officer, President




                          COMMERCIAL EVALUATIONS, INC.


                        Index to the Financial Statements


                                                                        Page
                                                                        ----

Balance Sheet, June 30, 2004                                            F-1

Statement of Operations, June 30, 2004 and 2003                         F-2

Statement of Cash Flow, June 30, 2004                                   F-3

Note to Unaudited Financial Statements                                  F-4

                          Commercial Evaluations, Inc.
                                  Balance Sheet
                                  June 30, 2004

                                     ASSETS
Current assets:
  Cash                                                                 $  4,873
  Accounts receivable - trade                                             4,802
  Prepaid expenses                                                        1,200
                                                                       --------
      Total current assets                                               10,875

Property and equipment, at cost, net of
  accumulated depreciation of $14,386                                    13,555
                                                                       --------

                                                                       $ 24,430
                                                                       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $ 16,747
  Accrued expenses                                                        4,940
  Commissions payable                                                     2,262
                                                                       --------
      Total current liabilities                                          23,949
                                                                       --------

Stockholders' equity:
 Common stock, $.01 par value,
     50,000,000 shares authorized,
     500,000 shares issue and outstanding                                   500
 Additional paid-in capital                                              92,181
 Deficit                                                                (92,200)
                                                                       --------
                                                                            481
                                                                       --------
                                                                       $ 24,430
                                                                       ========


                 See accompanying notes to financial statements.



                               Commercial Evaluations, Inc.
                                 Statements of Operations



                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             2004         2003        2004         2003
                                             ----         ----        ----         ----
Revenue                                   $ 284,931    $ 314,763   $ 584,603    $ 602,758
Cost of services                            221,889      240,897     443,375      451,391
                                          ---------    ---------   ---------    ---------
Gross profit                                 63,042       73,866     141,228      151,367

General and administrative expenses          92,982       62,049     190,723      119,583
                                          ---------    ---------   ---------    ---------
Income (loss) from operations               (29,940)      11,817     (49,495)      31,784
                                          ---------    ---------   ---------    ---------

Other income and (expense):
   Interest on officer advances                  66         --           390
   Gain (loss) on disposition of assets        --            152        --           (847)
                                          ---------    ---------   ---------    ---------
                                                 66          152         390         (847)
                                          ---------    ---------   ---------    ---------
Income (loss) before taxes                  (29,874)      11,969     (49,105)      30,937
Income taxes                                   --           --          --           --
                                          ---------    ---------   ---------    ---------

  Net income (loss)                       $ (29,874)   $  11,969   $ (49,105)   $  30,937
                                          =========    =========   =========    =========


Per share information:

Basic and diluted (loss) per share        $   (0.06)   $    0.02   $   (0.10)   $    0.06
                                          =========    =========   =========    =========

Weighted average shares outstanding         500,000      500,000     500,000      500,000
                                          =========    =========   =========    =========


                      See accompanying notes to financial statements.

                                            F-2

                          Commercial Evaluations, Inc.
                            Statements of Cash Flows
                     Six Months Ended June 30, 2004 and 2003


                                                             2004        2003
                                                             ----        ----

Net income (loss)                                          $(49,105)   $ 30,937
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                              1,743       3,690
   Interest added to officer advances                          (324)       --
   Loss on disposition of assets                               --          (847)
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable               39,356        (550)
    (Increase) decrease in other assets                        --       (33,500)
    (Increase) in prepaid expenses                             (300)       (372)
    Increase in accounts payable and
        accrued expenses                                    (31,526)       (594)
                                                           --------    --------
       Total adjustments                                      8,949     (32,173)
                                                           --------    --------
  Net cash provided by (used in)
   operating activities                                     (40,156)     (1,236)
                                                           --------    --------

Cash flows from investing activities:
   Proceeds from sale of assets                                --           264
   Repayment of officer advances                             22,735        --
   Acquisition of plant and equipment                        (1,069)     (1,020)
                                                           --------    --------
Net cash (used in) investing activities
 investing activities                                        21,666        (756)
                                                           --------    --------

Cash flows from financing activities:
   Repayment of long-term debt                                 --          (123)
                                                           --------    --------
  Net cash (used in)
   financing activities                                        --          (123)
                                                           --------    --------

Increase (decrease) in cash                                 (18,490)     (2,115)
Cash and cash equivalents,
 beginning of period                                         23,363       4,056
                                                           --------    --------
Cash and cash equivalents,
 end of period                                             $  4,873    $  1,941
                                                           ========    ========


                 See accompanying notes to financial statements.

                          Commercial Evaluations, Inc.
                     Notes to Unaudited Financial Statements



Note 1 - INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary have been included. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004

For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


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


Revenue Recognition

The Company recognizes revenue, which consists of fees charged for the origination of residential mortgage loans, on the loan closing date. Loan fees usually consist of 1% of the loan amount but it may vary depending on the credit worthiness of the customer Accounts Receivable

                          Commercial Evaluations, Inc.
                     Notes to Unaudited Financial Statements
                                   (Continued)



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